Form 10QSB
period 2004-09-30
EQUITY VENTURES GROUP, INC.
filed 2004-11-09
CIK 1298327

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-50868

                         EQUITY VENTURES GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

       Florida
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                22154 Martella Avenue, Boca Raton, Florida 33433
                    (Address of Principal Executive Offices)

                                  561-981-8210
                           (Issuer's telephone number)


      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2004: 974,000 shares of common stock.

                           EQUITY VENTURES GROUP, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004. The financial statements are presented on the accrual basis.

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2004
                                   (UNAUDITED)

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE                1       CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

PAGE                2       CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
                            2004 AND 2003 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30,
                            2004 (UNAUDITED)

PAGES             3 - 4     CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE
                            PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)

PAGE                5       CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                            SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD FROM DECEMBER 17, 1999
                            (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)

PAGES             6 - 8     NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                            ------------------------
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                                               $           11,413
                                                                                                        -----------------

TOTAL ASSETS                                                                                         $           11,413
- ------------                                                                                            =================



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

TOTAL LIABILITIES                                                                                    $             -

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding                                                                                     -
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   974,000 shares issued and outstanding                                                                            974
  Additional paid in capital                                                                                     27,821
  Accumulated deficit during development stage                                                                  (17,382)
                                                                                                        -----------------
        Total Stockholders' Equity                                                                               11,413
                                                                                                        -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $           11,413
- ------------------------------------------                                                              =================




            See accompanying notes to condensed financial statements.
                                        1


                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                             For the Period from
                                            For the Three      For the Three    For the Nine    For the Nine  December 17, 1999
                                             Months Ended       Months Ended     Months Ended   Months Ended   (Inception) to
                                             September 30,     September 30,     September 30,  September 30,  September 30,
                                                 2004                2003            2004           2003           2004
                                               -----------   ------------------  -----------   -----------   -----------
OPERATING EXPENSES
  Professional fees                            $       800   $               --  $     3,800   $        --   $    14,750
  General and administrative                         1,142                   --        1,172            79         2,632
                                               -----------   ------------------  -----------   -----------   -----------
        Total Operating Expenses                     1,942                   --        4,972            79        17,382
                                               -----------   ------------------  -----------   -----------   -----------

LOSS FROM OPERATIONS                                (1,942)                  --       (4,972)          (79)      (17,382)

Provision for Income Taxes                              --                   --           --            --            --
                                               -----------   ------------------  -----------   -----------   -----------

NET LOSS                                       $    (1,942)  $               --  $    (4,972)  $       (79)  $   (17,382)
                                               ===========   ==================  ===========   ===========   ===========

 Net loss per share - basic and diluted        $        --   $               --  $        --   $        --   $     (0.01)
                                               ===========   ==================  ===========   ===========   ===========

Weighted average number of shares outstanding
 during the period - basic and diluted             974,000              810,625      974,000       803,594     1,224,129
                                               ===========   ==================  ===========   ===========   ===========




            See accompanying notes to condensed financial statements.
                                        2



                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2004
                                   (UNAUDITED)


                                                                                                              Accumulated
                                                                                    Additional                Deficit During
                                                               Common Stock         Paid-In     Subscription  Development
                                                           Shares        Amount     Capital     Receivable    Stage         Total
                                                         ----------   ----------   ----------  ----------   ----------   ----------
Common stock issued to founders for cash ($0.001 per
 share)                                                   1,000,000   $    1,000   $       --  $       --   $       --   $    1,000

In-kind contribution                                             --           --           79          --           --           79

Net loss for the period from December 17, 1999
 (inception) to December 31, 1999                                --           --           --          --          (79)         (79)
                                                         ----------   ----------   ----------  ----------   ----------   ----------

Balance, December 31, 1999                                1,000,000        1,000           79          --          (79)       1,000

Common stock issued for subscription receivable
 ($0.001 per share)                                       1,500,000        1,500           --      (1,500)          --           --

In-kind contribution                                             --           --       10,079          --           --       10,079

Net loss, 2000                                                   --           --           --          --      (11,029)     (11,029)
                                                         ----------   ----------   ----------  ----------   ----------   ----------

Balance, December 31, 2000                                2,500,000        2,500       10,158      (1,500)     (11,108)          50

In-kind contribution                                             --           --           79          --           --           79

Stock subscription cancelled                             (1,500,000)      (1,500)          --       1,500           --           --

In-Kind contribution of stock                              (200,000)        (200)         200          --           --           --

Net loss, 2001                                                   --           --           --          --         (129)        (129)
                                                         ----------   ----------   ----------  ----------   ----------   ----------

Balance, December 31, 2001                                  800,000          800       10,437          --      (11,237)          --





            See accompanying notes to condensed financial statements.
                                        3


                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                                            Accumulated
                                                                                  Additional                Deficit During
                                                             Common Stock         Paid-In     Subscription  Development
                                                         Shares        Amount     Capital     Receivable    Stage         Total
                                                         --------    --------    --------    ----------     --------     --------
In-kind contribution                                           --          --          79            --           --           79

Net loss, 2002                                                 --          --          --            --          (79)         (79)
                                                         --------    --------    --------    ----------     --------     --------

Balance, December 31, 2002                                800,000         800      10,516            --      (11,316)          --

Common stock issued for cash ($0.10 per share)            174,000         174      17,226            --           --       17,400

In-kind contribution                                           --          --          79            --           --           79

Net loss, 2003                                                 --          --          --            --       (1,094)      (1,094)
                                                         --------    --------    --------    ----------     --------     --------

Balance, December 31, 2003                                974,000         974      27,821            --      (12,410)      16,385

Net loss for the nine months ended September 30, 2004          --          --          --                     (4,972)      (4,972)
                                                         --------    --------    --------    ----------     --------     --------

BALANCE, SEPTEMBER 30, 2004                               974,000    $    974    $ 27,821    $              $(17,382)    $ 11,413
                                                         ========    ========    ========    ==========     ========     ========


            See accompanying notes to condensed financial statements.
                                        4


                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       For the
                                                               For the Nine       For the Nine       Period from
                                                               Months Ended       Months Ended     December 17, 1999
                                                               September 30,      September 30,    (Inception) to
                                                                   2004               2003         September 30, 2004
                                                                 --------           --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (4,972)          $    (79)          $(17,382)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    In-kind contribution                                               --                 79             10,395
   Changes in operating assets and liabilities:
    Decrease in prepaid expenses                                    3,000                 --                 --
                                                                 --------           --------           --------
         Net Cash Used In Operating Activities                     (1,972)                --             (6,987)
                                                                 --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                   --                 --                 --
                                                                 --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               --              3,350             18,400
                                                                 --------           --------           --------
         Net Cash Provided By Financing Activities                     --              3,350             18,400
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (1,972)             3,350             11,413

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   13,385                 --                 --
                                                                 --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 11,413           $  3,350           $ 11,413
                                                                 ========           ========           ========



            See accompanying notes to condensed financial statements.
                                        5

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
- ------ -----------------------------------------------------------

     (A)  Basis of Presentation
     --------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

     It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

     (B)  Use of Estimates
     ---------------------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (C)  Loss Per Share
     -------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September 30, 2004 and 2003, there were no common share equivalents outstanding.

     (D)  Business Segments
     ----------------------

     The Company operates in one segment and therefore segment information is not presented.

NOTE 2 STOCKHOLDERS' EQUITY
- ------ --------------------

     (A)  Common Stock Issued for Cash
     ---------------------------------

     On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

     During 2003, the Company issued 174,000 shares of common stock for cash of $17,400 ($0.10 per share).

     (B)  Common Stock Issued for Subscription Receivable
     ----------------------------------------------------

     During 2000, the Company issued 1,500,000 shares of common stock for a subscription receivable of $1,500 ($0.001 per share). During 2001, the Company cancelled the shares for non-payment of the subscription receivable.

     (C)  In-Kind Contribution of Stock
     ----------------------------------

     During 2001, a stockholder of the Company returned 200,000 shares of common stock to the Company.

     (D)  In-Kind Contribution
     -------------------------

     During 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $79, $79, $79, $10,079 and $79, respectively, of operating expenses on behalf of the Company (See Note 3).

     (E)  Amendment to Articles of Incorporation
     -------------------------------------------

     During 2003, the Company amended its Articles of Incorporation to provide for an increase in its authorized share capital. The authorized capital stock increased to 100,000,000 common shares at a par value of $0.001 per share, and 10,000,000 preferred shares at a par value of $0.001 with class and series designations, voting rights, and relative rights and preferences to be determined by the Board of Directors of the Company from time to time.

NOTE 3 RELATED PARTY TRANSACTIONS
- ------ --------------------------

     A stockholder of the Company paid $10,395 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4 GOING CONCERN
- ------ -------------

     As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation
- -----------------------------------------------------------------

The Company is considered a development stage company with limited assets or capital, and with no operations or income. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically Peter Goldstein. Peter Goldstein has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Peter Goldstein to fund required 1934 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Item 3. Controls and Procedures
- -------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the quarter ending September 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002


          (b)  Reports of Form 8-K

               None



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               EQUITY VENTURES GROUP, INC.

                               By:  /s/ Colette Kim
                                    -------------------------
                                        Colette Kim,
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Secretary &
                                        Director

Date:  November 8, 2004