Form 10KSB
period 2004-12-31
EQUITY VENTURES GROUP, INC.
filed 2005-02-04
CIK 1298327

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -----------------------------------------

                                   FORM 10-KSB

                   -----------------------------------------

                 Annual Report Under Section 13 or 15(d) of the

                         SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2004

                            Commission File #000-50868

                              EQUITY VENTURES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                     Florida
         (State or other jurisdiction of incorporation or organization)

                                      65-0995426
                      (IRS Employer Identification Number)

                                    PO Box 5113
                               Irvine, California 92619
               (Address of principal executive offices)(Zip Code)

                                  949-387-8490
                (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

     -------------------               -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         -------------------------------
                                (Title of class)

                         -------------------------------
                                (Title of class)

                             22154 Martella Avenue
                           Boca Raton, Florida 33433
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2004: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 1, 2005, was: $-0-

Number of shares of the registrant's common stock outstanding as of February 1, 2005 is: 974,000

We do not have a Transfer Agent.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Equity Ventures Group, Inc. was incorporated on December 17, 1999, under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and has no operations to date other than issuing shares to our original shareholders.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;

*    increased visibility in the financial community;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

* compensation of key employees through stock options for which there may be a market valuation;

*    enhanced corporate image;

*    a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On February 1, 2005, there are fifty shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation
-----------------

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of the initial filing date of this Registration Statement, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

We have entered into an agreement with Peter Goldstein to supervise the search for target companies as potential candidates for a business combination. Peter Goldstein will pay as his own expenses any costs he incurs in supervising the search for a target company. Peter Goldstein anticipates that he may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

We have no full time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by her devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation
--------------------

We did not have any operating income from inception through December 31, 2004. For the year ended December 31, 2004, we recognized a net loss of $5,988. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, we had cash of $10,397. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation
-------------------------

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

Critical Accounting Policies

Equity Ventures' financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures' consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE                1        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                             FIRM

PAGE                2        BALANCE SHEET AS OF DECEMBER 31, 2004

PAGE                3        STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                             DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM
                             DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2004

PAGES             4 - 5      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                             THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO
                             DECEMBER 31, 2004

PAGE                6        STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                             DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM
                             DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2004

PAGES             7 - 9      NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
 Equity Ventures Group, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheet of Equity Ventures Group, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and for the period from December 17, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Equity Ventures Group, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from December 17, 1999 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $8,003 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

Boynton Beach, Florida
January 20, 2005

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                             -----------------------





                                     ASSETS
                                     ------

     CURRENT ASSETS
       Cash                                                                     $          10,397
                                                                                   ----------------

     TOTAL ASSETS                                                               $          10,397
     ------------
                                                                                   ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

     TOTAL LIABILITIES                                                          $               -

     STOCKHOLDERS' EQUITY
       Preferred stock, $0.001 par value, 10,000,000 shares authorized,
        none issued and outstanding, respectively                                               -
       Common stock, $0.001 par value, 100,000,000 shares authorized,
        974,000 and 800,000 shares issued and outstanding, respectively                       974
       Additional paid in capital                                                          27,821
       Accumulated deficit during development stage                                       (18,398)
                                                                                   ----------------
             Total Stockholders' Equity                                                    10,397
                                                                                   ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $          10,397
     ------------------------------------------                                    ================





                 See accompanying notes to financial statements.
                                        2


                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                                                   For The Period From
                                                      For The Year            For The Year           December 17, 1999
                                                         Ended                   Ended                (Inception) To
                                                      December 31,            December 31,              December 31,
                                                         2004                      2003                     2004
                                                  --------------------     -------------------     ---------------------

OPERATING EXPENSES
  Professional fees                            $               5,100    $                  -       $            16,050
  General and administrative                                     888                   1,094                     2,348
                                                  --------------------     -------------------     ---------------------
        Total Operating Expenses                               5,988                   1,094                    18,398
                                                  --------------------     -------------------     ---------------------

LOSS FROM OPERATIONS                                          (5,988)                 (1,094)                  (18,398)

Provision for Income Taxes                                         -                       -                         -
                                                  --------------------     -------------------     ---------------------

NET LOSS                                       $              (5,988)   $             (1,094)      $           (18,398)
                                                  ====================     ===================     =====================

 Net loss per share - basic and diluted        $                   -       `               -       $             (0.02)
                                                  ====================     ===================     =====================

Weighted average number of shares outstanding
  during the period - basic and diluted                      974,000                 841,267                 1,202,503
                                                  ====================     ===================     =====================




                 See accompanying notes to financial statements.
                                        3


                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2004
     ----------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                           Deficit
                                                                               Additional                  During
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



                 See accompanying notes to financial statements.
                                        4

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2004
     ----------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                           Deficit
                                                                               Additional                  During
                                                        Common Stock           Paid-In     Subscription  Development
                                                    Shares        Amount       Capital     Receivable      Stage         Total
                                                  ----------    ----------    ----------   ----------    ----------    ----------
Net loss, 2001                                          --          --          --                  --        (129)        (129)
                                                  ----------    ----------    ----------   ----------    ----------    ----------

Balance, December 31, 2001                         800,000         800      10,437                  --     (11,237)          --

In-kind contribution                                    --          --          79                  --          --           79

Net loss, 2002                                          --          --          --                  --         (79)         (79)
                                                  ----------    ----------    ----------   ----------    ----------    ----------

Balance, December 31, 2002                         800,000         800      10,516                  --     (11,316)          --

Common stock issued for cash ($0.10 per share)     174,000         174      17,226                  --          --       17,400

In-kind contribution                                    --          --          79                  --          --           79

Net loss, 2003                                          --          --          --                  --      (1,094)      (1,094)
                                                  ----------    ----------    ----------   ----------    ----------    ----------

Balance, December 31, 2003                         974,000         974      27,821                  --     (12,410)      16,385

Net loss, 2004                                          --          --          --                  --      (5,988)      (5,988)
                                                  ----------    ----------    ----------   ----------    ----------    ----------

BALANCE, DECEMBER 31, 2004                         974,000    $    974    $ 27,821        $         --    $(18,398)    $ 10,397
                                                  ========    ========    ========        ===========     ========     ========



                 See accompanying notes to financial statements.
                                        5


                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                               For The Year           For The Year         For The Period From
                                                                  Ended                  Ended              December 17, 1999
                                                               December 31,           December 31,           (Inception) To
                                                                   2004                   2003              December 31, 2004
                                                            ------------------     ------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (5,988)             $ (1,094)             $(18,398)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    In-kind contribution                                                  --                    79                10,395
   Changes in operating assets and liabilities:
    Increase in prepaid expenses                                       3,000                (3,000)                   --
                                                                    --------              --------              --------
         Net Cash Used In Operating Activities                        (2,988)               (4,015)               (8,003)
                                                                    --------              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                    --                    --
                                                                    --------              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                  --                17,400                18,400
                                                                    --------              --------              --------
         Net Cash Provided By Financing Activities                        --                17,400                18,400
                                                                    --------              --------              --------

NET INCREASE (DECREASE) IN CASH                                       (2,988)               13,385                10,397

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      13,385                    --                    --
                                                                    --------              --------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 10,397              $ 13,385              $ 10,397
                                                                    ========              ========              ========



                 See accompanying notes to financial statements.
                                        6

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

     (A)  Organization
     -----------------

     Equity Ventures Group, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Florida on December 17, 1999. The Company was organized to provide business services and financing to emerging growth entities. Activities during the development stage include developing the business plan and raising capital.

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

     (C)  Income Taxes
     -----------------

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2004, the Company has a net operating loss carryforward of approximately $18,300 available to offset future taxable income through 2024. The valuation allowance at December 31, 2004 was $6,588. The net change in the valuation allowance for the year ended December 31, 2004 was an increase of $2,124.

     (D)  Loss Per Share
     -------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2004 and 2003, there were no common share equivalents outstanding.

     (E)  Business Segments
     ----------------------

     The Company operates in one segment and therefore segment information is not presented.

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

NOTE 2 STOCKHOLDERS' EQUITY
------ --------------------

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

                           EQUITY VENTURES GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

NOTE 3 RELATED PARTY TRANSACTIONS
------ --------------------------

     A stockholder of the Company paid $10,395 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4 GOING CONCERN
------ -------------

     As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $8,003 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our registered independent auditor is Webb & Company, P.A. We do not presently intend to change auditors. At no time has there been any disagreements with such auditors regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2004 and February 1, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.


Name                               Age            Positions and Offices Held

Colette Kim                        32             President/Secretary/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

Colette Kim has been our President, Chief Executive Officer, Chief Financial Officer and Director since August 28, 2003. Colette T. Kim is a Business Consultant with extensive experience in target Sales/Marketing, Operations, Small Business Computer Integration, and Asian Business. From 1994, Colette served as Director of Sales for a growing Orange County Based Commercial Real Estate Company. Subsequently, she was CFO for a Los Angeles Based Technology Company and COO for an Irvine, California Automobile Premium Finance Entity. Ms. Kim is not currently and has ever been an officer, director or principal shareholder of another blank check company. Ms. Kim is also known as Tammy Minh Kim.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of her ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2004.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for her services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name                  Number of Total Shares             % of Shareholdings
----                  ----------------------             ------------------

Colette Kim           400,000                            41.07%

Peter Goldstein       400,000                            41.07%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in
     Item 7 herein.

2. Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

         EXHIBIT INDEX

3.1      Articles of Incorporation (1)

3.3      By-laws  (1)

(1)  Incorporated by reference to our Form 10-SB (SEC File No. 000-50868).


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2004, we were billed approximately $3,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $1,600 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2004.

Tax Fees

For the Company's fiscal year ended December 31, 2004, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2004.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               EQUITY VENTURES GROUP, INC.

                               By: /s/ Colette Kim
                              --------------------------
                                       Colette Kim
                                       President, Secretary and Director

Dated: February 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         TITLE                        DATE
----                         -----                        ----

/s/ Colette Kim              President, Secretary         February 4, 2005
---------------------        and Director
    Colette Kim