Form 10QSB
period 2005-03-31
EQUITY VENTURES GROUP, INC.
filed 2005-05-16
CIK 1298327

                U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-50868

EQUITY VENTURES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Florida
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1314 E. Las Olas Blvd., Ste 1030

Fort Lauderdale, FL 33301

(Address of principal executive offices)(Zip Code)

949-387-8490

(Registrant’s telephone no., including area code

PO Box 5113
Irvine, California 92619

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2005: 974,000 shares of common stock.

EQUITY VENTURES GROUP, INC.

FINANCIAL STATEMENTS

INDEX

Part I-- FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition
Item 3. Control and Procedures

Part II-- OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

Item 1.	Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF MARCH 31, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

PAGES	3 – 4	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

AS OF MARCH 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$9,623

TOTAL ASSETS	$9,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,000

TOTAL CURRENT LIABILITIES	3,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 974,000 shares issued and outstanding	974
Additional paid in capital	27,821
Accumulated deficit during development stage	(22,172)
Total Stockholders’ Equity	6,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,623

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Period from December 17, 1999 (Inception) to March 31, 2005

OPERATING EXPENSES
Professional fees	$3,500	$-	$19,550
General and administrative	274	79	2,622
Total Operating Expenses	3,774	79	22,172

LOSS FROM OPERATIONS	(3,774)	(79)	(22,172)

Provision for Income Taxes	-	-	-

NET LOSS	$(3,774)	$(79)	$(22,172)

Net loss per share - basic and diluted	$-	$-	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	974,000	800,000	1,192,549

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	1,000,000	$1,000	$-	$-	$-	$1,000

In-kind contribution	-	-	79	-	-	79

Net loss for the period from December 17, 1999 (inception) to December 31, 1999	-	-	-	-	(79)	(79)

Balance, December 31, 1999	1,000,000	1,000	79	-	(79)	1,000

Common stock issued for subscription receivable ($0.001 per share)	1,500,000	1,500	-	(1,500)	-	-

In-kind contribution	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	(11,029)	(11,029)

Balance, December 31, 2000	2,500,000	2,500	10,158	(1,500)	(11,108)	50

In-kind contribution	-	-	79	-	-	79

Stock subscription cancelled	(1,500,000)	(1,500)	-	1,500	-	-

In-Kind contribution of stock	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	(129)	(129)

Balance, December 31, 2001	800,000	800	10,437	-	(11,237)	-

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	(79)	(79)

Balance, December 31, 2002	800,000	800	10,516	-	(11,316)	-

Common stock issued for cash ($0.10 per share)	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	(1,094)	(1,094)

Balance, December 31, 2003	974,000	974	27,821	-	(12,410)	16,385

Net loss, 2004	-	-	-	-	(5,988)	(5,988)

Balance, December 31, 2004	974,000	974	27,821	-	(18,398)	10,397

Net loss for the three months ended March 31, 2005	-	-	-	-	(3,774)	(3,774)

BALANCE, MARCH 31, 2005	974,000	$974	$27,821	$-	$(22,172)	$6,623

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 20045	For the Period from December 17, 1999 (Inception) to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,774)	$(79)	$(22,172)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	79	10,395
Changes in operating assets and liabilities:
Increase in accounts payable	3,000	-	3,000
Net Cash Used In Operating Activities	(774)	-	(8,777)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided By Financing Activities	-	-	18,400

NET INCREASE (DECREASE) IN CASH	(774)	-	9,623

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,397	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,623	$-	$9,623

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

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

It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

(D) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of the initial filing date of this Registration Statement, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us. Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both. We have entered into an agreement with Peter Goldstein to supervise the search for target companies as potential candidates for a business combination. Peter Goldstein will pay as his own expenses any costs he incurs in supervising the search for a target company. Peter Goldstein anticipates that he may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. We have no full time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by her devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation

We did not have any operating income from inception through March 31, 2005.  For the quarter ended March 31, 2005, we recognized a net loss of $3,774. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2005, we had cash of $9,623. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company’s directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Critical Accounting Policies

Equity Ventures’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

EQUITY VENTURES GROUP, INC.

By: /s/ Colette Kim

Colette Kim,

President, Chief Executive Officer,

Chief Financial Officer, Secretary &

Director

May 13, 2005