Form 10QSB
period 2005-06-30
EQUITY VENTURES GROUP, INC.
filed 2005-08-04
CIK 1298327

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 2, 2005: 974,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2005

(UNAUDITED)

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGES	3 – 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2005 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2005

(UNAUDITED)

ASSETS
2005
CURRENT ASSETS
Cash	$4,408

TOTAL ASSETS	$4,408

CURRENT LIABILITIES
Accounts payable	$550

TOTAL LIABILITIES	550

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 974,000 shares issued and outstanding	974
Additional paid in capital	27,821
Accumulated deficit during development stage	(24,937)
Total Stockholders’ Equity	3,858

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,408

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period from December 17, 1999 (Inception) to June 30, 2005

OPERATING EXPENSES
Professional fees	$2,024	$2,951	$5,524	$3,000	$21,574
General and administrative	741	-	1,015	30	3,363
Total Operating Expenses	2,765	2,951	6,539	3,030	24,937

LOSS FROM OPERATIONS	(2,765)	(2,951)	(6,539)	(3,030)	(24,937)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(2,765)	$(2,951)	$(6,539)	$(3,030)	$(24,937)

Net loss per share - basic and diluted	$-	$-	$(0.01)	$-	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	974,000	974,000	974,000	974,000	1,337,947

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2005

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

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	(79)	(79)

Balance, December 31, 2002	800,000	800	10,516	-	(11,316)	-

Common stock issued for cash ($0.10 per share)	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	(1,094)	(1,094)

Balance, December 31, 2003	974,000	974	27,821	-	(12,410)	16,385

Net loss 2004	-	-	-	-	(5,988)	(5,988)

Balance, December 31, 2004	974,000	974	27,821	-	(18,398)	10,397

Net loss for the six months ended June 30, 2005	-	-	-	-	(6,539)	(6,539)

BALANCE, JUNE 30, 2005	974,000	$974	$27,821	$-	$(24,937)	$3,858

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Period From December 17, 1999 (Inception) to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,539)	$(3,030)	$(24,937)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in accounts payable	550	-	550
Decrease in prepaid expenses	-	3,000	-
Net Cash Used In Operating Activities	(5,989)	(30)	(13,992)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided By Financing Activities	-	-	-

NET INCREASE (DECREASE) IN CASH	(5,989)	(30)	4,408

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,397	13,385	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,408	$13,355	$4,408

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2005

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2005 and 2004, there were no common share equivalents outstanding.

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2005

(UNAUDITED)

(E) Business Segments

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

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JUNE 30, 2005

(UNAUDITED)

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

Results of Operation

We did not have any operating income from inception through June 30, 2005. For the six months ended June 30, 2005, we recognized a net loss of $6,539. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June30, 2005, we had cash of $4,408. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

August 2, 2005