Form 10QSB
period 2005-09-30
EQUITY VENTURES GROUP, INC.
filed 2005-11-14
CIK 1298327

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-50868

_______________

EQUITY VENTURES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

_______________

Florida
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1314 E. Las Olas Blvd., Ste 1030

Fort Lauderdale, FL 33301

(Address of principal executive offices)(Zip Code)

949-387-8490

(Registrant’s telephone no., including area code

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

 Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2005: 974,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. The financial statements are presented on the accrual basis.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	3 – 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$3,858

TOTAL ASSETS	$3,858

CURRENT LIABILITIES
Accounts payable	$1,219

TOTAL LIABILITIES	1,219

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding, respectively	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 974,000 shares issued and outstanding	974
Additional paid in capital	27,821
Accumulated deficit during development stage	(26,156)
Total Stockholders’ Equity	2,639

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,858

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period from December 17, 1999 (Inception) to September 30, 2005

OPERATING EXPENSES
Professional fees	$1,219	$800	$6,743	$3,800	$22,793
General and administrative	-	1,142	1,015	1,172	3,363
Total Operating Expenses	1,219	1,942	7,758	4,972	26,156

LOSS FROM OPERATIONS	(1,219)	(1,942)	(7,758)	(4,972)	(26,156)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(1,219)	$(1,942)	$(7,758)	$(4,972)	$(26,156)

Net loss per share - basic and diluted	$-	$-	$(0.01)	$-	$(0.02)

Weighted average number of shares outstanding during the period – basic and diluted	974,000	974,000	974,000	974,000	1,173,032

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

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2005

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	(79)	(79)

Balance, December 31, 2002	800,000	800	10,516	-	(11,316)	-

Common stock issued for cash ($0.10 per share)	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	(1,094)	(1,094)

Balance, December 31, 2003	974,000	974	27,821	-	(12,410)	16,385

Net loss 2004	-	-	-	-	(5,988)	(5,988)

Balance, December 31, 2004	974,000	974	27,821	-	(18,398)	10,397

Net loss for the nine months ended September 30, 2005	-	-	-	-	(7,758)	(7,758)

BALANCE, SEPTEMBER 30, 2005	974,000	$974	$27,821	$-	$(26,156)	$2,639

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Period From December 17, 1999 (Inception) to September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,758)	$(4,972)	$(26,156)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in accounts payable	1,219	-	1,219
Decrease in prepaid expenses	-	3,000	-
Net Cash Used In Operating Activities	(6,539)	(1,972)	(14,542)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided By Financing Activities	-	-	18,400

NET INCREASE (DECREASE) IN CASH	(6,539)	(1,972)	3,858

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,397	13,385	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,858	$11,413	$3,858

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2005 and 2004, there were no common share equivalents outstanding.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Results of Operation

We did not have any operating income from inception through September 30, 2005. For the nine months ended September 30, 2005, we recognized a net loss of $7,758. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2005, we had cash of $3,858. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company’s directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

November 14, 2005