Form 10KSB
period 2005-12-31
EQUITY VENTURES GROUP, INC.
filed 2006-03-08
CIK 1298327

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB

___________________________

Annual Report Under Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File #000-50868

EQUITY VENTURES GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida

(State or other jurisdiction of incorporation or organization)

65-0995426

(IRS Employer Identification Number)

1314 E. Las Olas Blvd., Ste 1030

Fort Lauderdale, FL 33301

(Address of principal executive offices)(Zip Code)

949-387-8490

(Registrant’s telephone no., including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

____________________	________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

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

Yes	☒	No [	]

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 6, 2006, was: $-0-

Number of shares of the registrant’s common stock outstanding as of March 6, 2006 is: 974,000

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

We have been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 6, 2006, there are fifty shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We have entered into a verbal agreement with Peter Goldstein to supervise the search for target companies as potential candidates for a business combination. Peter Goldstein will pay as his own expenses any costs he incurs in supervising the search for a target company. Peter Goldstein anticipates that he may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

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

Results of Operation

We did not have any operating income from inception through December 31, 2005.From inception through the year ended December 31, 2005, we recognized a net loss of $26,836. For the year ended December 31, 2005, we recognized a net loss of$8,438. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2005, we had cash of $3,858. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGES	4 – 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGE	6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGES	7 - 11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Equity Ventures Group, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Equity Ventures Group, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and for the period from December 17, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Equity Ventures Group, Inc. (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from December 17, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $14,542 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

February 27, 2006

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$3,858

TOTAL ASSETS	$3,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,899

TOTAL LIABILITIES	1,899

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 974,000 shares issued and outstanding	974
Additional paid in capital	27,821
Accumulated deficit during development stage	(26,836)
Total Stockholders’ Equity	1,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,858

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2005	For The Year Ended December 31, 2004	For The Period From December 17, 1999 (Inception) To December 31, 2005

OPERATING EXPENSES
Professional fees	$8,228	$5,100	$24,278
General and administrative	210	888	2,558
Total Operating Expenses	8,438	5,988	26,836

LOSS FROM OPERATIONS	(8,438)	(5,988)	(26,836)

Provision for Income Taxes	-	-	-

NET LOSS	$(8,438)	$(5,988)	$(26,836)

Net loss per share - basic and diluted	$(0.01)	(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	974,000	974,000	1,163,683

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	-	$-	1,000,000	$1,000	$-	$-	$-	$1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period from December 17, 1999 (inception) to December 31, 1999	-	-	-	-	-	-	(79)	(79)

Balance, December 31, 1999	-	-	1,000,000	1,000	79	-	(79)	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	(1,500)	-	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	-	(11,029)	(11,029)

Balance, December 31, 2000	-	-	2,500,000	2,500	10,158	(1,500)	(11,108)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	1,500	-	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Net loss, 2001	-	-	-	-	-	-	(129)	(129)

Balance, December 31, 2001	-	-	800,000	800	10,437	-	(11,237)	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	-	(79)	(79)

Balance, December 31, 2002	-	-	800,000	800	10,516	-	(11,316)	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	-	(1,094)	(1,094)

Balance, December 31, 2003	-	-	974,000	974	27,821	-	(12,410)	16,385

Net loss, 2004	-	-	-	-	-	-	(5,988)	(5,988)

Balance, December 31, 2004	-	-	974,000	974	27,821	-	(18,398)	10,397

Net loss, 2005	-	-	-	-	-	-	(8,438)	(8,438)

BALANCE, DECEMBER 31, 2005	-	$-	974,000	$974	$27,821	$-	$(26,836)	$1,959

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2005	For The Year Ended December 31, 2004	For The Period From December 17, 1999 (Inception) To December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,438)	$(5,988)	$(26,836)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	3,000	-
Decrease in accounts payable	1,899	-	-
Net Cash Used In Operating Activities	(6,539)	(2,988)	(14,542)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided By Financing Activities	-	-	18,400

NET INCREASE (DECREASE) IN CASH	(6,539)	(2,988)	3,858

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,397	13,385	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,858	$10,397	$3,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Equity Ventures Group, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Florida on December 17, 1999. The Company was organized to provide business services and financing to emerging growth entities.

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

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of December 31 2005 and 2004, and for the period from December 17, 1999 (inception) to December 31, 2005, respectively, there were no common share equivalents outstanding.

(E) Income Taxes

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

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $26,800 available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 was $9,610. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $3,022.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs -- an amendment of ARB No. 43, Chapter 4”(“SFAS 151”) This statement clarifies the criteria of “abnormal amounts” of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company’s financial statements.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this statement on the financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

AS OF DECEMBER 31, 2005

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow form operations of $14,542. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2005 and March 6, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Colette Kim	33	President/Secretary/Director

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

We have not filed a Form 5 for the year ending December 31, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

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

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-50868).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2005 and 2004, we were billed approximately $3,000 for professional services rendered for the audit of our financial statements. We also were billed approximately $2,199 and $1,600 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005 and December 31, 2004, respectively.

Tax Fees

For the Company’s fiscal year ended December 31, 2005 and 2004, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005 and 2004.

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
Colette Kim
President, Secretary and Director

Dated: March 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Colette Kim	President, Secretary	March 6, 2006
Colette Kim	and Director