Form 10QSB
period 2006-03-31
EQUITY VENTURES GROUP, INC.
filed 2006-05-15
CIK 1298327

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

Commission File No. 000-50868

_______________

EQUITY VENTURES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

_______________

Florida	65-0995426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2006: 974,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$3,828
Total Current Assets	3,828

TOTAL ASSETS	$3,828

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$5,991
Total Current Liabilities	5,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
974,000 shares issued and outstanding	974
Additional paid-in capital	27,821
Deficit accumulated during the development stage	(30,958)

Total Stockholders’ Deficiency	(2,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,828

See accompanying notes to unaudited financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			For the Period From
	For the Three	For the Three	December 17, 1999
	Months Ended	Months Ended	(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	3,420	3,500	27,698
General and administrative	702	274	3,260
Total Operating Expenses	4,122	3,774	30,958

LOSS FROM OPERATIONS	(4,122)	(3,774)	(30,958)

NET LOSS	$ (4,122)	$ (3,774)	$ (30,958)

NET LOSS PER SHARE -
BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DURING
THE PERIOD - BASIC AND DILUTED	974,000	974,000	1,156,241

See accompanying notes to unaudited financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 17, 1999 9INCEPTION) TO MARCH 31, 2006
(UNAUDITED)

	Preferred Stock		Common Stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	Accumulated During		Total
					Paid-In	Development	Subscription	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

See accompanying notes to unaudited financial statements.
3

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	$ -	974,000	$ 974	$ 27,821	$ (26,836)	$ -	$ 1,959

Net loss, March 31, 2006	-	-	-	-	-	(4,122)	-	(4,122)

BALANCE, MARCH 31, 2006	-	-	974,000	974	27,821	(30,958)	-	(2,163)

See accompanying notes to unaudited financial statements.
4

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period From
	For the Three	For the Three	December 17, 1999
	Months Ended	Months Ended	(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
Cash Flows From Operating Activities:
Net Loss	$ (4,122)	$ (3,774)	$ (30,958)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	3,000	-
Decrease in accounts payable	4,092	-	5,991
Net Cash Used In Operating Activities	(30)	(774)	(14,572)

Cash Flows From Investing Activities	-	-	-

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided by Financing Activities	-	-	18,400

Net Increase (Decrease) in Cash	(30)	(774)	3,828

CASH AT BEGINNING OF PERIOD	3,858	10,397	-

CASH AT END OF PERIOD	$ 3,828	$ 9,623	$ 3,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

See accompanying notes to unaudited financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

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

(C) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2006 and 2005, there were no common share equivalents outstanding.

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

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

(E) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	STOCKHOLDERS’ DEFICIENCY

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

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $10,395 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through March 31, 2006. From inception through the quarter ended March 31, 2006, we recognized a net loss of $30,958. For the three months ended March 31, 2006, we recognized a net loss of $4,122. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $3,828. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

May 15, 2006