Form 10QSB
period 2006-06-30
EQUITY VENTURES GROUP, INC.
filed 2006-07-26
CIK 1298327

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 24, 2006: 974,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	3 – 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$3,828

TOTAL ASSETS	$3,828

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$7,996

TOTAL LIABILITIES	7,996

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 974,000 shares issued and outstanding	974
Additional paid in capital	27,821
Accumulated deficit during development stage	(32,963)
Total Stockholders’ Deficiency	(4,168)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,828

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from December 17, 1999 (Inception) to June 30, 2006

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	$1,800	$2,024	$5,220	$5,524	$29,498
General and administrative	205	741	907	1,015	3,465
Total Operating Expenses	2,005	2,765	6,127	6,539	32,963

LOSS FROM OPERATIONS	(2,005)	(2,765)	(6,127)	(6,539)	(32,963)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(2,005)	$(2,765)	$(6,127)	$(6,539)	$(32,963)

Net loss per share - basic and diluted	$-	$-	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	974,000	974,000	974,000	974,000	1,149,287

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

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

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	-	(79)	(79)

Balance, December 31, 2002	-	-	800,000	800	10,516	-	(11,316)	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	-	(1,094)	(1,094)

Balance, December 31, 2003	-	-	974,000	974	27,821	-	(12,410)	16,385

Net loss, 2004	-	-	-	-	-	-	(5,988)	(5,988)

Balance, December 31, 2004	-	-	974,000	974	27,821	-	(18,398)	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	-	(8,438)	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	-	(26,836)	1,959

Net loss for the six months ended June 30, 2006	-	-	-	-	-	-	(6,127)	(6,127)

BALANCE, JUNE 30, 2006	-	$-	974,000	$974	$27,821	$-	$(32,963)	$(4,168)

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period From December 17, 1999 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,127)	$(6,539)	$(32,963)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	550	-
Increase in accounts payable	6,097	-	7,996
Net Cash Used In Operating Activities	(30)	(5,989)	(14,572)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided By Financing Activities	-	-	18,400

NET INCREASE (DECREASE) IN CASH	(30)	(5,989)	3,828

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,858	10,397	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,828	$4,408	$3,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

(B) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(C) Use of Estimates

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2006 and 2005, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences

EQUITY VENTURES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

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

(G) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

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

AS OF JUNE 30, 2006

(UNAUDITED)

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

Results of Operation

We did not have any operating income from inception through June 30, 2006. From inception through the quarter ended June 30, 2006, we recognized a net loss of $32,963. For the six months ended June 30, 2006, we recognized a net loss of $6,127. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2006, we had cash of $3,828. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 2 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and will continue its search for business opportunities during the next twelve months.

Critical Accounting Policies

Equity Ventures’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Recent Accounting Pronouncements

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" and SFAS 156, "Accounting for Servicing of Financial Assets" were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Item 3.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

July 24, 2006