Form 10QSB
period 2006-09-30
EQUITY VENTURES GROUP, INC.
filed 2006-11-13
CIK 1298327

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2006: 974,000 shares of common stock.

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

SIGNATURE

 Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$61

TOTAL ASSETS	$61

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$1,300
Stockholder loans	5,000
Accrued interest	56

TOTAL LIABILITIES	6,356

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 974,000 shares issued and outstanding	974
Additional paid in capital	27,821
Accumulated deficit during development stage	(35,090)
Total Stockholders’ Deficiency	(6,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$61

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period from December 17, 1999 (Inception) to September 30, 2006

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	$1,600	$1,219	$6,821	$6,743	$31,098
General and administrative	470	-	1,377	1,015	3,935
Total Operating Expenses	2,070	1,219	8,198	7,758	35,033

LOSS FROM OPERATIONS	(2,070)	(1,219)	(8,198)	(7,758)	(35,033)

OTHER EXPENSE
Interest expense	(57)	-	(56)	-	(57)
Total Other Expense	(57)	-	(56)	-	(57)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,127)	(1,219)	(8,254)	(7,758)	(35,090)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(2,127)	$(1,219)	$(8,254)	$(7,758)	$(35,090)

Net loss per share - basic and diluted	$-	$-	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	974,000	974,000	974,000	974,000	1,142,777

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2006
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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	-	(79)	(79)

Balance, December 31, 2002	-	-	800,000	800	10,516	-	(11,316)	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	-	(1,094)	(1,094)

Balance, December 31, 2003	-	-	974,000	974	27,821	-	(12,410)	16,385

Net loss, 2004	-	-	-	-	-	-	(5,988)	(5,988)

Balance, December 31, 2004	-	-	974,000	974	27,821	-	(18,398)	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	-	(8,438)	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	-	(26,836)	1,959

Net loss for the nine months ended September 30, 2006	-	-	-	-	-	-	(8,254)	(8,254)

BALANCE, SEPTEMBER 30, 2006	-	$-	974,000	$974	$27,821	$-	$(35,090)	$(6,295)

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period From December 17, 1999 (Inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,254)	$(7,758)	$(35,090)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in accrued expenses	56	-	56
Increase in accounts payable	(599)	1,219	1,300
Net Cash Used In Operating Activities	(8,797)	(6,539)	(23,339)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	5,000	-	5,000
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided By Financing Activities	5,000	-	23,400

NET INCREASE (DECREASE) IN CASH	(3,797)	(6,539)	61

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,858	10,397	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61	$3,858	$61

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2006 and 2005, there were no common share equivalents outstanding.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)
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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

During the nine months ended September 30, 2006, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is secured by all the tangible and intangible assets of the Company and matures on August 2, 2007. At September 30, 2006, the Company had recorded $56 of related accrued interest payable.

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
AS OF SEPTEMBER 30, 2006
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

Results of Operation

We did not have any operating income from inception through September 30, 2006. From inception through the quarter ended September 30, 2006, we recognized a net loss from operations of $35,033. For the nine months ended September 30, 2006, we recognized a net loss from operations of $8,198. Expenses for the nine months were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $61. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

November 13, 2006