Form 10KSB
period 2006-12-31
EQUITY VENTURES GROUP, INC.
filed 2007-03-14
CIK 1298327

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB
___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 13, 2007, was: $-0-

Number of shares of the registrant’s common stock outstanding as of March 13, 2007 is: 974,000

We do not have a Transfer Agent.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Equity Ventures Group, Inc. was incorporated on December 17, 1999, under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date, other than issuing shares to our original shareholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 13, 2007, there are fifty shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

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

Results of Operation

We did not have any operating income from inception through December 31, 2006. From inception through the year ended December 31, 2006, we recognized a net loss of $10,235. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resources

At December 31, 2006, we had cash of $5,017. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months

Subsequent Event

On March 13, 2007, the Company entered into a non-binding letter of intent to acquire a license for the use of a patented technology for producing fuel from livestock waste. The letter of intent requires the Company to issue  approximately 18,506,000 shares of common stock. The Company has not completed its due diligence and nodefinitive agreement has been signed.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-4 - F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-7 - F-9	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Equity Ventures Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Equity Ventures Group, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005 and for the period from December 17, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Equity Ventures Group, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from December 17, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with no operations, a working capital and stockholders’ deficiency of $8,276 and has a negative cash flow from operations of $23,383 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 5, 2007, except for Note 6, as to which the date is March 13, 2007.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$5,017

TOTAL ASSETS	$5,017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$3,146
Notes payable - stockholder	10,000
Accrued interest	147

TOTAL LIABILITIES	13,293

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 974,000 shares issued and outstanding	974
Additional paid in capital	27,821
Accumulated deficit during development stage	(37,071)
Total Stockholders’ Deficiency	(8,276)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$5,017

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2006	For The Year Ended December 31, 2005	For The Period From December 17, 1999 (Inception) To December 31, 2006

OPERATING EXPENSES
Professional fees	$8,254	$8,228	$32,532
General and administrative	1,834	210	4,392
Total Operating Expenses	10,088	8,438	36,924

LOSS FROM OPERATIONS	(10,088)	(8,438)	(36,924)

OTHER EXPENSE
Interest expense	(147)	-	(147)
Total Other Expense	(147)	-	(147)

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,235)	(8,438)	(37,071)

Provision for Income Taxes	-	-	-

NET LOSS	$(10,235)	$(8,438)	$(37,071)

Net loss per share - basic and diluted	$(0.01)	(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	974,000	974,000	1,136,733

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2006

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	-	(79)	(79)

Balance, December 31, 2002	-	-	800,000	800	10,516	-	(11,316)	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	-	(1,094)	(1,094)

Balance, December 31, 2003	-	-	974,000	974	27,821	-	(12,410)	16,385

Net loss, 2004	-	-	-	-	-	-	(5,988)	(5,988)

Balance, December 31, 2004	-	-	974,000	974	27,821	-	(18,398)	10,397

Net loss, 2005	-	-	-	-	-	-	(8,438)	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	-	(26,836)	1,959

Net loss, 2006	-	-	-	-	-	-	(10,235)	(10,235)

BALANCE, DECEMBER 31, 2006	-	$-	974,000	$974	$27,821	$-	$(37,071)	$(8,276)

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2006	For The Year Ended December 31, 2005	For The Period From December 17, 1999 (Inception) To December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,235)	$(8,438)	$(37,071)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in accrued expenses	147	-	147
Increase in accounts payable	1,247	1,899	3,146
Net Cash Used In Operating Activities	(8,841)	(6,539)	(23,383)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	10,000	-	10,000
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided By Financing Activities	10,000	-	28,400

NET INCREASE (DECREASE) IN CASH	1,159	(6,539)	5,017

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,858	10,397	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,017	$3,858	$5,017

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of December 31 2006 and 2005, and for the period from December 17, 1999 (inception) to December 31, 2006, respectively, there were no common share equivalents outstanding.

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
As of December 31, 2006, the Company has a net operating loss carryforward of approximately $37,000 available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 was $13,275. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $3,665.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have to effect on the financial statements.

NOTE 2        NOTES PAYABLE - STOCKHOLDER

During 2006, the Company received two notes payable of $5,000 each for a total of $10,000 from a stockholder. These notes bear interest at 7%, are secured by all the tangible and intangible assets of the Company, and mature on August 2, 2007 (See Note 4).

NOTE 3        STOCKHOLDERS’ EQUITY

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
AS OF DECEMBER 31, 2006

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

NOTE 4        RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $10,395 of expenses on behalf of the Company from inception (See Note 2).

As of September 30, 2006, the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is secured by all the tangible and intangible assets of the Company and matures on August 2, 2007 (See Note 2).

On November 9, 2006 the Company received $5,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest rate at 7%, is secured by all the tangible and intangible assets of the Company and matures on August 2, 2007 (See Note 2).

NOTE 5        GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, a working capital and stockholders’ deficiency of $8,276 and has a negative cash flow from operations of $23,383 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6         SUBSEQUENT EVENTS

On March 13, 2007, the Company entered into a non-binding letter of intent to acquire a license for the use of a patented technology for producing fuel from livestock waste. The letter of intent requires the Company to issue approximately 18,506,000 shares of common stock. The Company has not completed its due diligence and no definitive agreement has been signed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 13, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Colette Kim	34	President/Secretary/Director

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

We have not filed a Form 5 for the year ending December 31, 2006.

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

PART IV
ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits:

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Form 10-SB filed on July 27, 2004 (File No. 000-50868)	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Form 10-SB filed on July 27, 2004 (File No. 000-50868)	3.2	By-Laws

	31.1	Certification of Colette Kim pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Colette Kim pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2006 and 2005, we were billed approximately $5,500 and $5,200 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission.

Tax Fees

For the Company’s fiscal year ended December 31, 2006 and 2005, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006 and 2005.

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

Dated: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Colette Kim	President, Secretary	March 13, 2007
Colette Kim	and Director