Form 10QSB
period 2007-09-30
EQUITY VENTURES GROUP, INC.
filed 2007-11-13
CIK 1298327

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007: 974,000 shares of common stock.

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

SIGNATURE

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2007 (UNAUDITED)

PAGES	5 - 7	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$163
Total Current Assets	163

Total Assets	$163

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accured expenses	$2,811
Stockholder Loans	15,000
Total Current Liabilities	17,811

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
974,000 shares issued and outstanding	974
Additional paid-in capital	27,821
Deficit accumulated during the development stage	(46,443)

Total Stockholders' Deficiency	(17,648)

Total Liabilities and Stockholders' Deficiency	$163

See accompanying note to condensed financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					For the Period from December
	For the Three Month Ended September 30,		Nine Months Ended September 30,		17, 1999(Inception) to
	2007	2006	2007	2006	September 30, 2007

Operating Expenses
Professional fees	$3,025	$1,600	$7,979	$6,821	$40,511
General and administrative	254	470	779	1,378	5,171
Total Operating Expenses	3,279	2,070	8,758	8,199	45,682

Loss from Operations	(3,279)	(2,070)	(8,758)	(8,199)	(45,682)

Other Expense
Interest Expense	(264)	(57)	(614)	(56)	(761)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(3,543)	$(2,127)	$(9,372)	$(8,255)	$(46,443)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - basic and diluted	974,000	974,000	974,000	974,000

See accompanying note to condensed financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Deficiency
For the period from December 17, 1999 (inception) to September 30, 2007
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contirubiton	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contirubiton	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contirubiton	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contirubiton of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contirubiton	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contirubiton	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contirubiton	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contirubiton	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	(26,836)	-	1,959

Net loss for the year ended December 31, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net loss for the period ended September 30, 2007	-	-	-	-	-	(9,372)	-	(9,372)

Balance, September 30, 2007	-	-	974,000	$974	$27,821	$(46,443)	$-	$(17,648)

See accompanying note to condensed financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			For the Period from December
	For the Nine Months Ended September 30,		17, 1999(Inception) to
	2007	2006	September 30, 2007
Cash Flows From Operating Activities:
Net Loss	$(9,372)	$(8,255)	$(46,443)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase in accrued expenses	614	56	761
(Decrease) / Increase in accounts payable	(1,096)	(599)	2,050
Net Cash Provided by (Used In) Operating Activities	(9,854)	(8,798)	(33,237)

Cash Flows From Financing Activities:
Advances from stockholders	5,000	5,000	15,000
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided by Financing Activities	5,000	5,000	33,400

Net Increase (Decrease) in Cash	(4,854)	(3,798)	163

Cash at Beginning of Period/Year	5,017	3,858	-

Cash at End of Period/Year	$163	$60	$163

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying note to condensed financial statements

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTE TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2007 and 2006, there were no common share equivalents outstanding.

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
NOTE TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTE TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2007
UNAUDITED

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

On June 27, 2007, the Company received $5,000 from a principal stockholder.  Pursuant to the terms of the loan, the loan bears interest at 7%, is unsecured and matures on June 27, 2008.

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loans, the loan bears interest at 7%, is unsecured and matures on August 2, 2007.  On November 3, 2007, the principal stockholder agreed to extend the due date of the loans until December 31, 2007.

At September 30, 2007, the Company had recorded $761 of related accrued interest payable.

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

Results of Operation

We did not have any operating income from inception through September 30, 2007. From inception through the period ended September 30, 2007, we recognized a net loss from operations of $46,443. For the nine months ended September 30, 2007, we recognized a net loss from operations of $9,372. Expenses for the nine months were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2007, we had cash of $163. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

During 2006, we received two notes for $5,000 each from a principal stockholder. Pursuant to the terms of the notes, the notes bear interest at 7% and are unsecured. Both notes were extended until June 28, 2008 and December 31, 2007 respectively.

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

Off Balance Sheet Transactions

None

Item 3.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  September 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated  to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

November 12, 2007