Form 10KSB
period 2007-12-31
EQUITY VENTURES GROUP, INC.
filed 2008-03-11
CIK 1298327

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB
___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2007

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

Yes   ☒      No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2007: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 10, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of March 10, 2008 is: 974,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 7, 2008, there are fifty shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. As of the initial filing date of this annual report, neither our officer and director nor any affiliate has engaged in any negotiations with any representative of any specific entity regarding the possibility of a business combination with us.

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

Results of Operation

We did not have any operating income from inception through December 31, 2007. From inception through the year ended December 31, 2007, we recognized a net loss of $28,677. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

On November 4, 2007, we entered into a non-binding letter of intent with USASIA.  Pursuant to the letter of intent, we received a $20,000 deposit in consideration for exclusivity on this transaction.  Such deposit became non-refundable after the due diligence period ended on November 9, 2007.  The parties were required to enter into a definitive agreement no later than November 9, 2007.  The parties did not enter into a definitive agreement by such date and to date no agreement has been reached.  We retained the non-refundable deposit in accordance with the letter of intent.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $118. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

None

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDEDNT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED FROM DECEMEBR 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2007

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2007

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2007

PAGES	F-6 - F-10	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Equity Ventures Group, Inc.

We have audited the accompanying balance sheets of Equity Ventures Group, Inc. (a Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the two years then ended and the period from December 17, 1999 (Inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Equity Ventures Group, Inc. (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended and the period from December 17, 1999 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and a negative cash flow from operations from inception of $18,282. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
February 29, 2008

Equity Ventures Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31 ,2007	December 31, 2006
Current Assets
Cash	$118	$5,017

Total Assets	$118	$5,017

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$-	$3,146
Stockholder loans	-	10,000
Accrued interest	-	147
Total Current Liabilities	-	13,293

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
974,000 and 974,000 shares issued and outstanding, respectively	974	974
Additional paid-in capital	27,821	27,821
Deficit accumulated during the development stage	(28,677)	(37,071)

Total Stockholders' Equity/(Deficiency)	118	(8,276)

Total Liabilities and Stockholders' Equity/(Deficiency)	$118	$5,017

See accompanying notes to financial statements.

Equity Ventures Group, Inc.
(A Development Stage Company)
Statement of Operations

	For the Years Ended December 31,		For the Period from December 17, 1999 (inception)
	2007	2006	December 31, 2007

Operating Expenses
Professional fees	$9,993	$8,254	$42,525
General and administrative	872	1,834	5,264
Total Operating Expenses	10,865	10,088	47,789

Loss from Operations	(10,865)	(10,088)	(47,789)

Other Income (Expense)
Merger break up fee	20,000	-	20,000
Interest Expense	(741)	(147)	(888)
Total Other Income (Expense)	19,259	(147)	19,112

Provision for Income Taxes	-	-	-

Net Income/(Loss)	$8,394	$(10,235)	$(28,677)

Net (Loss) Income Per Share - Basic and Diluted	$0.01	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	974,000	974,000

See accompanying notes to financial statements.

Equity Ventures Group, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 17, 1999 (inception) to December 31, 2007

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	$-	974,000	$974	$27,821	$(26,836)	$-	$1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	$-	974,000	$974	$27,821	$(28,677)	$-	$118

See accompanying notes to financial statements.

Equity Ventures Group, Inc.
(A Development Stage Company)
Statement of Cash Flows

	For the Years Ending December 31,		For the Period from December 17, 1999 (inception) to
	2007	2006	December 31, 2007
Cash Flows From Operating Activities:
Net Income (Loss)	$8,394	$(10,235)	$(28,677)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	-	-	10,395
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	(147)	147	-
Increase/(Decrease) in accounts payable	(3,146)	1,247	-
Net Cash Provided by (Used In) Operating Activities	5,101	(8,841)	(18,282)

Cash Flows From Financing Activities:
Proceeds from stockholders loans	5,000	10,000	15,000
Repayment of stockholder loans	(15,000)	-	(15,000)
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided by (Used In) Financing Activities	(10,000)	10,000	18,400

Net Increase (Decrease) in Cash	(4,899)	1,159	118

Cash at Beginning of Period/Year	5,017	3,858	-

Cash at End of Period/Year	$118	$5,017	$118

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31 2007 and 2006, there were no common share equivalents outstanding.

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

As of December 31, 2007 and 2006, the Company has a net operating loss carryforward of    approximately $28,700 and 37,000, respectively, available to offset future taxable income through 2027. The valuation allowance at December 31, 2007 was $10,269.  The valuation allowance at December 31, 2006 was $13,275. The net change in the valuation allowance for the year ended December 31, 2007 and 2006 was a decrease of $3,006 and an increase of 3,665, respectively.

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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
AS OF DECEMBER 31, 2007 AND 2006

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

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matures on August 2, 2007.

On November 13, 2007 the $15,000 shareholder loan plus $888 of accrued interest was repaid.

NOTE 4	LETTER OF INTENT

On November 4, 2007, the Company entered into a non-binding letter of intent with USASIA.  Pursuant to the letter of intent, the Company received a $20,000 deposit in consideration for exclusivity on this transaction.  Such deposit became non-refundable after the due diligence period ended on November 9, 2007.  The parties were required to enter into a definitive agreement no later than November 9, 2007.  The parties did not enter into a definitive agreement by such date and to date no agreement has been reached.  The Company retained the non-refundable deposit in accordance with the letter of intent.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations from inception of $18,282 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 10, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

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

We have not filed a Form 5 for the year ending December 31, 2007.

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

PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits:

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Form 10-SB filed on July 27, 2004 (File No. 000-50868)	3.1	Certificate of Incorporation; Certificate of Amendment to Certificate of Incorporation

Incorporated by reference to Form 10-SB filed on July 27, 2004 (File No. 000-50868)	3.2	By-Laws

	14.1	Code of Ethics

	31.1	Certification of Colette Kim pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Colette Kim pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2007 and 2006, we were billed approximately $4,553 and $5,500 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission.

Tax Fees

For the Company’s fiscal year ended December 31, 2007 and 2006, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007 and 2006.

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

Dated: March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Colette Kim	President, Secretary	March 10, 2008
Colette Kim	and Director