Form 10-Q
period 2008-06-30
EQUITY VENTURES GROUP, INC.
filed 2008-08-11
CIK 1298327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EQUITY VENTURES GROUP, INC.
(Exact name of registrant as specified in Charter

Florida	000-50868	65-0995426
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1314 East Las Olas Blvd., Suite 1030
Fort Lauderdale, Florida 33301
 (Address of Principal Executive Offices)
 _______________

(714) 388-8608
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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2008: 974,000 shares of common stock.

EQUITY VENTURES GROUP, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2008 (UNAUDITED).

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Equity Ventures Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30, 2008	December 31,
	(Unaudited)	2007
Current Assets
Cash	$-	$118

Total Assets	$-	$118

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Cash overdraft	$12	$
Accounts payable	8,164	-
Total Current Liabilities	8,176	-

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
974,000 and 974,000 shares issued and outstanding, respectively	974	974
Additional paid-in capital	30,821	27,821
Deficit accumulated during the development stage	(39,971)	(28,677)
Total Stockholders' Equity/(Deficiency)	(8,176)	118

Total Liabilities and Stockholders' Equity/(Deficiency)	$-	$118

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 17, 1999 (inception)
	2008	2007	2008	2007	June 30, 2008

Operating Expenses
Professional fees	$2,350	$1,749	$7,831	$4,954	$50,356
General and administrative	1,747	231	3,463	526	8,727
Total Operating Expenses	4,097	1,980	11,294	5,480	59,083

Loss from Operations	(4,097)	(1,980)	(11,294)	(5,480)	(59,083)

Other Income (Expense)
Merger break up fee	-	-	-	-	20,000
Interest Expense	-	(178)	-	(350)	(888)
Total Other Income (Expense)	-	(178)	-	(350)	19,112

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(4,097)	$(2,158)	$(11,294)	$(5,830)	$(39,971)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	974,000	974,000	974,000	974,000

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 17, 1999 (inception) to June 30, 2008
(Unaudited)

						Deficit
	Preferred stock $.001 Par Value		Common stock $.001 Par Value		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency
Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000
In-kind contirubiton	-	-	-	-	79	-	-	79
Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)
Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000
Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-
In-kind contirubiton	-	-	-	-	10,079	-	-	10,079
Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)
Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50
In-kind contirubiton	-	-	-	-	79	-	-	79
Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-
In-kind contirubiton of stock	-	-	(200,000)	(200)	200	-	-	-
Net loss, 2001	-	-	-	-	-	(129)	-	(129)
Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-
In-kind contirubiton	-	-	-	-	79	-	-	79
Net loss, 2002	-	-	-	-	-	(79)	-	(79)
Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-
Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400
In-kind contirubiton	-	-	-	-	79	-	-	79
Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)
Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385
In-kind contirubiton	-	-	-	-	-	-	-	-
Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)
Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397
In-kind contirubiton	-	-	-	-	-	-	-	-
Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)
Balance, December 31, 2005	-	-	974,000	974	27,821	(26,836)	-	1,959
Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)
Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)
Net Income, 2007	-	-	-	-	-	8,394	-	8,394
Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118
In-kind contirubiton	-	-	-	-	3,000	-	-	3,000
Net loss for the six months ended June 30, 2008	-	-	-	-	-	(11,294)	-	(11,294)
Balance, June 30, 2008	-	$-	974,000	$974	$30,821	$(39,971)	$-	$(8,176)

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from December 17, 1999 (inception) to
	2008	2007	June 30, 2008
Cash Flows From Operating Activities:
Net (Loss) Income	$(11,294)	$(5,830)	$(39,971)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	3,000	-	13,395
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(250)	-
Increase/(Decrease) in accrued expenses	-	350	-
Increase/(Decrease) in accounts payable	8,164	(3,146)	8,164
Net Cash Used In Operating Activities	(130)	(8,876)	(18,412)

Cash Flows From Financing Activities:
Cash overdraft	12	-	12
Advances from stockholders	-	5,000	15,000
Repayments to stockholders	-	-	(15,000)
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided by Financing Activities	12	5,000	18,412

Net Decrease in Cash	(118)	(3,876)	-

Cash at Beginning of Period/Year	118	5,017	-

Cash at End of Period/Year	$-	$1,141	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of June 30, 2008 and 2007, and for the period from December 17, 1999 (inception) to June 30, 2008, respectively, there were no common share equivalents outstanding.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

(G) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(H)Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable approximate their fair value due to relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

NOTE 2	STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(A) Common Stock Issued for Cash

On December 17, 1999, the Company issued 1,000,000 shares of common stock to its founders for cash of $1,000 ($0.001 per share).

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
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

During 2008, the Company recorded additional paid-in capital of $3,000 for the fair value of services provided to the Company by its president.

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
AS OF JUNE 30, 2008
(UNAUDITED)

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matures on August 2, 2007.

On November 13, 2007, $15,000 in loans plus $888 of accrued interest was repaid.

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

NOTE 5                      GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, has a net loss of $39,971 for the period from December 17, 1999 (inception) to June 30, 2008, a working capital and stockholders’ deficiency of $8,176 and has a negative cash flow from operations of $18,412 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through June 30, 2008. From inception through the period ended June 30, 2008, we recognized a net loss from operations of $39,971. For the six months ended June 30, 2008, we recognized a net loss from operations of $11,294. Expenses for the six months were comprised of costs mainly associated with legal, accounting and office.

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

Liquidity and Capital Resources

At June 30, 2008, we had cash overdraft of $12. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors

None.

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

EQUITY VENTURES GROUP, INC.

Date: August 6, 2008	By:	/s/ Colette Kim
Colette Kim
President, Secretary and Director