Form 10-Q
period 2008-09-30
EQUITY VENTURES GROUP, INC.
filed 2008-11-13
CIK 1298327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2008: 974,000 shares of common stock.

EQUITY VENTURES GROUP, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

 Item 1. Financial Information

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND AS OF DECEMBER 31, 2007.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Equity Ventures Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash	$-	$118

Total Assets	$-	$118

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$10,933	$-
Total Current Liabilities	10,933	-

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
974,000 and 974,000 shares issued and outstanding, respectively	974	974
Additional paid-in capital	32,321	27,821
Deficit accumulated during the development stage	(44,228)	(28,677)

Total Stockholders' Equity/(Deficiency)	(10,933)	118

Total Liabilities and Stockholders' Equity/(Deficiency)	$-	$118

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from December 17, 1999 (inception)September 30,
	2008	2007	2008	2007	2008

Operating Expenses
Professional fees	$2,539	$3,025	$10,370	$7,979	$52,895
General and administrative	1,718	254	5,181	779	10,445
Total Operating Expenses	4,257	3,279	15,551	8,758	63,340

Loss from Operations	(4,257)	(3,279)	(15,551)	(8,758)	(63,340)

Other Expense
Merger break up fee	-	-	-	-	20,000
Interest Expense	-	(264)	-	(614)	(888)
Total Other Income	-	(264)	-	(614)	19,112

Provision for Income Taxes	-	-	-	-	-

Net Income/(Loss)	$(4,257)	$(3,543)	$(15,551)	$(9,372)	$(44,228)

Net (Loss) Income Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	974,000	974,000	974,000	974,000

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 17, 1999 (inception) to September 30, 2008
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contirubiton	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contirubiton	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contirubiton	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contirubiton of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contirubiton	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contirubiton	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contirubiton	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contirubiton	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	(26,836)	-	1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118

In-kind contirubiton - services					4,500			4,500
Net loss for the nine months ended September 30, 2008	-	-	-	-	-	(15,551)	-	(15,551)

Balance, September 30, 2008	-	$-	974,000	$974	$32,321	$(44,228)	$-	$(10,933)

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from December 17, 1999 (inception) to September 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net Loss	$(15,551)	$(9,372)	$(44,228)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	4,500	-	14,895
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	-	614	-
Increase/(Decrease) in accounts payable	10,933	(1,096)	10,933
Net Cash Used In Operating Activities	(118)	(9,854)	(18,400)

Cash Flows From Financing Activities:
Advances from stockholders	-	5,000	-
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided by Financing Activities	-	5,000	18,400

Net Decrease in Cash	(118)	(4,854)	-

Cash at Beginning of Period/Year	118	5,017	-

Cash at End of Period/Year	$-	$163	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of September 30, 2008 and 2007, and for the period from December 17, 1999 (inception) to September 30, 2008, respectively, there were no common share equivalents outstanding.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
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

(H) Fair Value of Financial Instruments

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
AS OF SEPTEMBER 30, 2008
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
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

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

During 2008, the Company recorded additional paid-in capital of $4,500 for the fair value of services provided to the Company by its president.

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

NOTE 3     RELATED PARTY TRANSACTIONS

During 2008, the Company recorded additional paid-in capital of $4,500 for the fair value of services provided to the Company by its president (See Note 2 (D)).

A stockholder of the Company paid $10,395 of expenses on behalf of the Company from inception (See Note 2 (D)).

On June 27, 2007, the Company received $5,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matures on June 27, 2008.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matures on August 2, 2007.

On November 13, 2007, $15,000 loan plus $888 of accrued interest was repaid.

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

NOTE 5     GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations, has a net loss of $44,228 for the period from December 17, 1999 (inception) to September 30, 2008, a working capital and stockholders’ deficiency of $10,933 and has a negative cash flow from operations of $18,400 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through September 30, 2008. From inception through the period ended September 30, 2008, we recognized a net loss from operations of $44,228. For the nine months ended September 30, 2008, we recognized a net loss from operations of $15,551. Expenses for the Nine months were comprised of costs mainly associated with legal, accounting and office.

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

Liquidity and Capital Resources

At September 30, 2008, we had cash balance of $0. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Colette Kim, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Colette Kim concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

EQUITY VENTURES GROUP, INC.

Date: November 11, 2008	By:	/s/ Colette Kim
Colette Kim
President, Secretary and Director