Form 10-K
period 2008-12-31
EQUITY VENTURES GROUP, INC.
filed 2009-04-20
CIK 1298327

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-K
___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2008

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

Yes   ☒      No   ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Revenues for year ended December 31, 2008: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of April 20, 2009 is: 974,000

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

Since inception we have been attempting to locate and negotiate with a business entity for the combination of that target company with us. We were looking for a combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

We were formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

A business combination with a target company  normally involves the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

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

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On April 15, 2009, there are fifty shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We were formed to enter into a business combination with a target company in exchange for cash and/or our securities. Management has been seeking out a target company through solicitation. Such solicitation has included newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Websites and similar methods. No estimate can be made as to the number of persons who have been contacted or solicited. Management has engaged in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. We have entered into a verbal agreement with Peter Goldstein to supervise the search for target companies as potential candidates for a business combination. Peter Goldstein has been paying his own expenses incurred in supervising the search for a target company.

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

As a result of our solicitation efforts for a business combination, we have entered into a Share Exchange Agreement with another company. As of the date of this filing, the agreement has not closed. Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation

We did not have any operating income from inception through December 31, 2008. From inception through the year ended December 31, 2008, we recognized a net loss of $48,304. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

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

Liquidity and Capital Resources

At December 31, 2008, we had cash of $0. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Plan of Operation

During the next twelve months, we intend to complete the merger set forth as a subsequent event below. In the event that this transaction does not close for any reason we will continue to actively seek out and investigate other possible business opportunities with the intent to acquire or merge with one or more business ventures. If this happens, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be able to make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

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

On March 25, 2009 (the “Effective Date”), Equity Ventures Group, Inc. (hereinafter referred to as “we,” “us” or “our”) entered into a share exchange agreement (the “Agreement”) with GHG Trading Platforms, Inc., a Nevada corporation (“GHG”) and the Shareholders of GHG (the “GHG Shareholders”) with the unanimous consent of our board of directors in lieu of a special meeting. Pursuant to the Agreement, the GHG Shareholders will sell to us 100% of the issued and outstanding common stock of GHG in exchange for the issuance to the GHG Shareholders of shares of our common stock on a one for one basis, pursuant to the terms and conditions set forth in the Agreement.

Upon execution of the Agreement, GHG made a non-refundable payment to us of $5,000 and shall make an additional non-refundable deposit payment of $15,000 within three (3) days of such time as it has raised at least such amount in a private placement offering.  According to the Agreement, the post-transaction company will be required to register on a Form S-1 (the “Registration Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) the shares of common stock held by the Equity Ventures shareholders prior to the closing date within ninety (90) days following the close of the Combination.

The closing of the transaction shall be contingent and immediately take place upon GHG’s completion and delivery of the audited financial statements for the fiscal years ended December 31, 2008 and 2007, and the reviewed financial statements for the three (3) months ended March 31, 2009, which must be provided within ten (10) weeks of the Effective Date.  Upon the close of the Transaction, GHG will become our wholly owned subsidiary.

GHG Trading Platforms, Inc., doing business as EvoEarth, (hereinafter “EvoEarth” or “Company”) was incorporated in September 2007 under the laws of the State of Nevada.  EvoEarth will operate an online trading platform for the carbon and renewable energy (REC) markets.  EvoEarth acts as a wholesale market maker for the global Over the Counter (OTC) carbon and REC markets.  EvoEarth will be the first company to offer a low cost, electronic Spot Market for project developers and brokers.  EvoEarth will allow companies to directly upload their inventory and pricing information into the Spot Market.

EvoEarth will provide online access to Spot Market prices for each unique offset project.  EvoEarth will have the capability to trade, settle and deliver through multiple settlement and clearing options.  EvoEarth will settle through multiple registries accounts in the OTC market.

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

Off Balance Sheet Arrangements

None

ITEM 8. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED FROM DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2008

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2008

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2008

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Equity Ventures Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Equity Ventures Group, Inc. (the “Company”) (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity/deficiency and cash flows for the years ended December 31, 2008 and 2007 and the period from December 17, 1999 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Equity Ventures Group, Inc. (A Development Stage Company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from December 17, 1999 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations, has a net loss of $48,304 for the period from December 17, 1999 (inception) to December 31, 2008, a working capital and stockholders’ deficiency of $13,509 and has a negative cash flow from operations of $18,400 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 13, 2009

Equity Ventures Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2008	December 31, 2007

Current Assets
Cash	$-	$118
Total Assets	$-	$118

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$13,509	$-
Total Liabilities	13,509	-

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
974,000 and 974,000 shares issued and outstanding, respectively	974	974
Additional paid-in capital	33,821	27,821
Deficit accumulated during the development stage	(48,304)	(28,677)
Total Stockholders' Equity/(Deficiency)	(13,509)	118

Total Liabilities and Stockholders' Equity/(Deficiency)	$-	$118

See accompanying notes to financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Statements of Operations

	For the years Ended December 31,		For the Period from December 17, 1999 (inception)
	2008	2007	December 31, 2008

Operating Expenses
Professional fees	$12,610	$9,993	$55,135
General and administrative	7,017	872	12,281
Total Operating Expenses	19,627	10,865	67,416

Loss from Operations	(19,627)	(10,865)	(67,416)

Other Income (Expense)
Merger break up fee	-	20,000	20,000
Interest Expense	-	(741)	(888)
Total Other Income (Expense)	-	19,259	19,112

Provision for Income Taxes	-	-	-

Net Income/(Loss)	$(19,627)	$8,394	$(48,304)

Net Income/(Loss) Per Share - Basic and Diluted	$(0.02)	$0.01

Weighted average number of shares outstanding
during the period - Basic and Diluted	974,000	974,000

See accompanying notes to financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 17, 1999 (inception) to December 31, 2008

	Preferred stock		Common stock			Deficit accumulated
	$.001 Par Value		$.001 Par Value		Additional	during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	(26,836)	-	1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss, 2008	-	-	-	-	-	(19,627)	-	(19,627)

Balance, December 31, 2008	-	$-	974,000	$974	$33,821	$(48,304)	$-	$(13,509)

See accompanying notes to financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from December 17, 1999 (inception) to
	2008	2007	December 31, 2008
Cash Flows From Operating Activities:
Net (Loss) Income	$(19,627)	$8,394	$(48,304)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	6,000	-	16,395
Changes in operating assets and liabilities:
Increase/(Decrease) in accrued expenses	-	(147)	-
Increase/(Decrease) in accounts payable	13,509	(3,146)	13,509
Net Cash Provided by (Used In) Operating Activities	(118)	5,101	(18,400)

Cash Flows From Financing Activities:
Proceeds from stockholders	-	5,000	15,000
Repayment of stockholder loans	-	(15,000)	(15,000)
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided by (Used in) Financing Activities	-	(10,000)	18,400

Net Decrease in Cash	(118)	(4,899)	-

Cash at Beginning of Period/Year	118	5,017	-

Cash at End of Period/Year	$-	$118	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$888	$888
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of December 31, 2008 and 2007, there were no common share equivalents outstanding.

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
AS OF DECEMBER 31, 2008 AND 2007

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

(H) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(I) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable approximate their fair value due to relatively short period to maturity for these instruments.

(J) Recent Accounting Pronouncements

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
AS OF DECEMBER 31, 2008 AND 2007

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
AS OF DECEMBER 31, 2008 AND 2007

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
AS OF DECEMBER 31, 2008 AND 2007

(D) In-Kind Contribution

During 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $79, $79, $79, $10,079 and $79, respectively, of operating expenses on behalf of the Company (See Note 3).

During 2008, the Company recorded additional paid-in capital of $6,000 for the fair value of services provided to the Company by its president.

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

NOTE 3      RELATED PARTY TRANSACTIONS

During 2008, the Company recorded additional paid-in capital of $6,000 for the fair value of services provided to the Company by its president (See Note 2 (D)).

A stockholder of the Company paid $10,395 of expenses on behalf of the Company from inception (See Note 2 (D)).

On June 27, 2007, the Company received $5,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matured on June 27, 2008.

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matured on August 2, 2007.

On November 13, 2007, $15,000, loan plus $888 of accrued interest was repaid.

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 5.    INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting  and  tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) differed tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The Provisions for income taxes had been computed as follows:

	2008	2007

Expected income tax recovery (expense) at the statutory rate of 34%	$7,720	$(3,302)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	(6,450)	-
Tax effect of differences in the timing of deductibility of items for income tax purposes:
Other	(3,554)	6,308
Change in valuation allowance	2,284	(3,006)

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	2008	2007
Deferred income tax asset:
Net operation loss carryforwards	12,553	10,269
Valuation allowance	(12,553)	(10,269)
Deferred income taxes	$-	$-

The Company has tax losses available to be applied against future taxable income through 2028 and 2027, respectively. The net change in the valuation allowance for the period ended December 31, 2008 and 2007 was an increase of $2,284 and a decrease of $3,006 respectively. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely that not that the differed tax assets resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly, a 100% valuation allowance has been recorded for deferred income tax assets

NOTE 6     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $48,304 for the period from December 17, 1999 (inception) to December 31, 2008, a working capital and stockholders’ deficiency of $13,509 and has a negative cash flow from operations of $18,400 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7     SUBSEQUENT EVENT

On January 31, 2009 the Company entered into a non-binding letter of intent with GHG Trading Platforms, Inc.  On March 25, 2009, the Company, entered into a stock purchase agreement and share exchange agreement with GHG Trading Platforms, Inc.  Per the agreement, the Company will receive $20,000 of cash in connection with the sale in exchange for 90% of Company’s total issued and outstanding shares.  The Company received $5,000 on March 25, 2009.  As of April 1, 2009, the terms of the agreement have not been completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of April 15, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Colette Kim	34	President/Secretary/Director

Ms. Kim does not receive any compensation for her services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

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

We have not filed a Form 5 for the year ending December 31, 2008.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name	Number of Total Shares	% of Shareholdings

Colette Kim	400,000	41.07%

Peter Goldstein	400,000	41.07%

Officers and Directors as a Group (1)	400.000	41.07%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $6,245 and $5,500 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2008 and 2007, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008 and 2007.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15. EXHIBITS LIST AND REPORTS ON FORM 8-K

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

Dated: April 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Colette Kim	President, Secretary and Director	April 20, 2009
Colette Kim