Form 10-Q
period 2009-03-31
EQUITY VENTURES GROUP, INC.
filed 2009-05-20
CIK 1298327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 19, 2009: 974,000 shares of common stock.

EQUITY VENTURES GROUP, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE

i

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ii

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts payable	$16,454	$13,509
Total Liabilities	16,454	13,509

Commitments and Contingencies

Stockholders' Equity/(Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
974,000 and 974,000 shares issued and outstanding, respectively	974	974
Additional paid-in capital	35,321	33,821
Deficit accumulated during the development stage	(52,749)	(48,304)
Total Stockholders' Equity/(Deficiency)	(16,454)	(13,509)

Total Liabilities and Stockholders' Equity/(Deficiency)	$0	$0

See accompanying notes to condensed unausited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from December 17, 1999 (inception)
	2009	2008	March 31, 2009

Operating Expenses
Professional fees	2,216	5,481	57,351
General and administrative	2,229	1,716	14,510
Total Operating Expenses	4,445	7,197	71,861

Loss from Operations	(4,445)	(7,197)	(71,861)

Other Income (Expense)
Merger break up fee	-	-	20,000
Interest Expense	-	-	(888)
Total Other Income (Expense)	-	-	19,112

Provision for Income Taxes	-	-	-

Net Income/(Loss)	$(4,445)	$(7,197)	$(52,749)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	974,000	974,000

See accompanying notes to condensed unausited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 17, 1999 (inception) to March 31, 2009

						Deficit
	Preferred stock		Common stock			accumulated
	$.001 Par Value		$.001 Par Value		Additional	during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	$-	974,000	$974	$27,821	$(26,836)	$-	$1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31 2008	-	-	-	-	-	(19,627)	-	(19,627)

Balance, December 31, 2008	-	-	974,000	974	33,821	(48,304)	-	(13,509)

In-kind contribution	-	-	-	-	1,500	-	-	1,500

Net loss for the period ended March 31, 2009	-	-	-	-	-	(4,445)	-	(4,445)

Balance, March 31, 2009 (UNAUDITED)	-	$-	974,000	$974	$35,321	$(52,749)	$-	$(16,454)

See accompanying notes to condensed unausited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from December 17, 1999 (inception) to
	2009	2008	March 31, 2009
Cash Flows From Operating Activities:
Net (Loss) Income	$(4,445)	$(7,197)	$(52,749)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	1,500	1,500	17,895
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable	2,945	5,612	16,454
Net Cash Provided by (Used In) Operating Activities	-	(85)	(18,400)

Cash Flows From Financing Activities:
Proceeds from stockholders	-	-	15,000
Repayment of stockholder loans	-	-	(15,000)
Proceeds from issuance of common stock	-	-	18,400
Net Cash Provided by Financing Activities	-	-	18,400

Net Decrease in Cash	-	(85)	-

Cash at Beginning of Period/Year	-	118	-

Cash at End of Period/Year	$-	$33	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$888
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unausited financial statements

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.”  As of March 31, 2009 and 2008, there were no common share equivalents outstanding.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
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
AS OF MARCH 31, 2009
(UNAUDITED)

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 did not have a material impact on the Company’s financial position.

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

(D) In-Kind Contribution

For the period ended March 31, 2009, the Company recorded additional paid-in capital of $1,500 for the fair value of services provided to the Company by its president.

During 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $79, $79, $79, $10,079 and $79, respectively, of operating expenses on behalf of the Company (See Note 3).

For the year ended December 31, 2008 the Company recorded additional paid-in capital of $6,000 for the fair value of services provided to the Company by its president.

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

For the period ended March 31, 2009, the Company recorded additional paid-in capital of $1,500 for the fair value of services provided to the Company by its president (See Note 2(D)).

For the year ended December 31, 2008, the Company recorded additional paid-in capital of $6,000 for the fair value of services provided to the Company by its president (See Note 2 (D)).

A stockholder of the Company paid $10,395 of expenses on behalf of the Company from inception (See Note 2 (D)).

On June 27, 2007, the Company received $5,000 from a principal stockholder.  Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matures on June 27, 2008.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matures on August 2, 2007.

On November 13, 2007 $15,000, loan plus $888 of accrued interest was repaid.

NOTE 4	LETTER OF INTENT

On January 31, 2009 the Company entered into a non-binding letter of intent with GHG Trading Platforms.  On March 25, 2009, the Company, entered into a stock purchase agreement and share exchange agreement with GHG Trading Platforms, Inc.  The Company will receive $20,000 of cash in connection with the sale in exchange for 90% of Company’s total issued and outstanding shares.  The Company received $5,000 on April 16, 2009.  As of May 19, 2009, the terms of the agreement have not been completed.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $52,749 for the period from December 17, 1999 (inception) to March 31, 2009, a working capital and stockholders’ deficiency of $16,454 and has a negative cash flow from operations of $18,400 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have entered into a business combination with a target company in exchange for cash and our securities.

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

Results of Operation

We did not have any operating income from inception through March 31, 2009. From inception through the period ended March 31, 2009, we recognized a net loss from operations of $52,749. For the three months ended March 31, 2009, we recognized a net loss from operations of $4,445. Expenses for the three months were comprised of costs mainly associated with legal, accounting and office.

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

Liquidity and Capital Resources

At March 31, 2009, we had cash balance of $0. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Plan of Operation

Due to the fact that the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

On January 23, 2009, GHG Trading Platforms, Inc. entered into an agreement with Grandview Capital, Inc., a financial consultant pursuant to which it agreed to pay Grandview $5,000 per month for 12 months with the payment contingent upon us obtaining financing of no less than $500,000 or in the event GHG effectuates a change in control. Additionally GHG has agreed to the following with Grandview Capital:

(i)  Placement Agent Fees: A fee equal to ten percent (10%) of the total amount of capital raised and cashless warrants equal to ten percent (10%) of the total amount of capital raised, subject to the exercise price of one hundred and twenty-five percent (125%) private placement.
(ii) For Debt Financings: A fee equal to five percent (5%). If debt financing is in the form of a line of credit or other form of debt that is not funded in full at the closing, then the entire available loan amount shall be considered the total consideration against which our fees will be calculated.
(iii) For any merger or acquisition: An amount equal to ten percent (10%) of the total consideration or value paid, payable in the same form as received by the Shareholders of the target or us.
(iv) For a strategic alliance or customer: An amount equal to ten percent (10%) of the annual value of the alliance or single transaction.

Grandview Capital, Inc. is owned by Peter Goldstein who is the beneficial owner of 400,000 shares of our common stock.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures’ financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our result of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The adoption of SFAS 161 did not have an material impact on the Company's financial position.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS 163 did not have a material impact on the Company’s financial position.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Colette Kim, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Colette Kim concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

EQUITY VENTURES GROUP, INC.

Date: May 19, 2009	By:	/s/ Colette Kim
Colette Kim
President, Secretary and Director