Form 10-Q
period 2009-09-30
EQUITY VENTURES GROUP, INC.
filed 2009-11-16
CIK 1298327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

September 30, 2009

PART II--	OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) SEPTEMBER 30, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO SEPTEMBER 30, 2009 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$20,000	$-
Total Assets	$20,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts payable	$16,317	$13,509
Total Liabilities	16,317	13,509

Commitments and Contingencies

Stockholders' Equity / (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,174,000 and 974,000 shares issued and outstanding, respectively	1,174	974
Additional paid-in capital	58,121	33,821
Deficit accumulated during the development stage	(55,612)	(48,304)
Total Stockholders' Equity / (Deficiency)	3,683	(13,509)

Total Liabilities and Stockholders' Equity / (Deficiency)	$20,000	$-

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from December 17, 1999 (inception) September 30,
	2009	2008	2009	2008	2009

Operating Expenses
Professional fees	-	2,539	8,575	10,370	63,710
General and administrative	1,575	1,718	6,333	5,181	18,614
Total Operating Expenses	1,575	4,257	14,908	15,551	82,324

Loss from Operations	(1,575)	(4,257)	(14,908)	(15,551)	(82,324)

Other Income (Expense)
Merger break up fee	-	-	7,600	-	27,600
Interest Expense	-	-	-	-	(888)
Total Other Income (Expense)	-	-	7,600	-	26,712

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(1,575)	$(4,257)	$(7,308)	$(15,551)	$(55,612)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,047,913	974,000	998,908	974,000

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity / (Deficiency)
For the period from December 17, 1999 (inception) to September 30, 2009

	Preferred stock		Common stock			Deficit accumulated
	$.001 Par Value		$.001 Par Value		Additional	during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	(26,836)	-	1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31 2008	-	-	-	-	-	(19,627)	-	(19,627)

Balance, December 31, 2008	-	-	974,000	974	33,821	(48,304)	-	(13,509)

Stock issued for cash	-	-	200,000	200	19,800	-	-	20,000

In-kind contribution	-	-	-	-	4,500	-	-	4,500

Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(7,308)	-	(7,308)

Balance, September 30, 2009 (UNAUDITED)	-	$-	1,174,000	$1,174	$58,121	$(55,612)	$-	$3,683

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the Period from December 17, 1999 (inception) to
	2009	2008	September 30, 2009
Cash Flows From Operating Activities:
Net Loss	$(7,308)	$(15,551)	$(55,612)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	4,500	4,500	20,895
Changes in operating assets and liabilities:
Increase in accounts payable	2,808	10,933	16,317
Net Cash Used In Operating Activities	-	(118)	(18,400)

Cash Flows From Financing Activities:
Proceeds from stockholders	-	-	15,000
Repayment of stockholder loans	-	-	(15,000)
Proceeds from issuance of common stock	20,000	-	38,400
Net Cash Provided by Financing Activities	20,000	-	38,400

Net Increase / (Decrease) in Cash	20,000	(118)	20,000

Cash at Beginning of Period/Year	-	118	-

Cash at End of Period/Year	$20,000	$-	$20,000

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$888
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards (FASB) Accounting Standards Codification No. 260, Earnings per Share.  As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification No. 740, Income Taxes.  Under FASB Accounting Standards Codification No. 740,  deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB Accounting Standards Codification No. 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company had no revenue for the nine months ended September 30, 2009 and 2008.

(H) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(I) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable approximate their fair value due to relatively short period to maturity for these instruments.

(J) Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events.  FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for us in the third quarter of 2009.  The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

NOTE 2      STOCKHOLDERS’ EQUITY/(DEFICIENCY)

(A) Common Stock Issued for Cash

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
AS OF SEPTEMBER 30, 2009
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

(D) In-Kind Contribution

For the nine months ended September 30, 2009, the Company recorded additional paid-in capital of $4,500 for the fair value of services provided to the Company by its president (See Note 3).

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

NOTE 3      RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2009, the Company recorded additional paid-in capital of $4,500 for the fair value of services provided to the Company by its president (See Note 2(D)).

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

For the year ended December 31, 2008, the Company recorded additional paid-in capital of $6,000 for the fair value of services provided to the Company by its president (See Note 2 (D)).

During 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $79, $79, $79, $10,079 and $79, respectively, of operating expenses on behalf of the Company (See Note 2 (D)).

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

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 5      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $55,612 for the period from December 17, 1999 (inception) to September 30, 2009, a working capital and stockholders’ equity of $3,683 as of September 30, 2009, and has a negative cash flow from operations of $18,400 from inception.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7      SUBSEQUENT EVENT

In preparing these condensed financial statements, we have evaluated events and transactions for potential recognition or disclosure through November 4, 2009, the date the consolidated financial statements were issued.

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

Results of Operation

We did not have any operating income from inception through September 30, 2009. From inception through the period ended September 30, 2009, we recognized a net loss from operations of $82,324. For the nine months ended September 30, 2009, we recognized a net loss from operations of $14,908. Expenses for the six months were comprised of costs mainly associated with legal, accounting and office.

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

Liquidity and Capital Resources

At September 30, 2009, we had cash balance of $0. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification No. 855, Subsequent Events.  FASB Accounting Standards Codification No. 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB Accounting Standards Codification No. 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) he circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FASB Accounting Standards Codification No. 855 is effective for interim or annual financial periods ending after September 15, 2009. The adoption of this FASB Accounting Standards Codification No. 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption that FASB Accounting Standards Codification No. 860 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 810, Consolidation. FASB Accounting Standards Codification No. 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No. 810 will have on its financial statements.

In June 2009, the FASB issued FASB Accounting Standards Codification No. 105, Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB Accounting Standards Codification No. 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in FASB Accounting Standards Codification No. 105.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for us in the third quarter of 2009.  The adoption of this guidance only affected how specific references to GAAP literature have been disclosed in the notes to the Company's financial statements; it did not result in any impact on the Company's results of operations, financial condition, or cash flows.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Colette Kim, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Colette Kim concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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