Form 10-K
period 2009-12-31
EQUITY VENTURES GROUP, INC.
filed 2010-03-30
CIK 1298327

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-K
___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2009

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

Revenues for year ended December 31, 2009: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2009, was: $0

Number of shares of the registrant’s common stock outstanding as of March 23, 2010 is: 1,174,000

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

Results of Operation

We did not have any operating income from inception through December 31, 2009. From inception through the year ended December 31, 2009, we recognized a net loss of $61,821. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses.

On January 31, 2009 the Company entered into a non-binding letter of intent with GHG Trading Platforms. On March 25, 2009, the Company, entered into a stock purchase agreement and share exchange agreement with GHG Trading Platforms, Inc. The Company will receive $20,000 of cash in connection with the sale in exchange for 90% of Company’s total issued and outstanding shares. The Company received $5,000 on April 16, 2009 and $2,600 on May 20, 2009. As of December 31, 2009, the letter of intent has expired and the company recorded $7,600 as other income.

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

Liquidity and Capital Resources

At December 31, 2009, we had cash of $5,852. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

Plan of Operation

During the next twelve months, we intend to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. If this happens, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be able to make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

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

Off Balance Sheet Arrangements

None

ITEM 8. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED FROM DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2009

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2009

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO DECEMBER 31, 2009

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Equity Ventures Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Equity Ventures Group, Inc. (the “Company”) (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the two years ended December 31, 2009 and 2008 and the period from December 17, 1999 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Equity Ventures Group, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the two years ended December 31, 2009 and 2008 and the period from December 17, 1999 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations, has a net loss of $61,821 for the period from December 17, 1999 (inception) to December 31, 2009, a working capital and stockholders’ deficiency of $1,026 and has a negative cash flow from operations of $32,548 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 12, 2010

Equity Ventures Group, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2009	December 31, 2008
Current Assets
Cash	$5,852	$-
Total Assets	$5,852	$-

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts payable	$6,878	$13,509
Total Liabilities	6,878	13,509

Commitments and Contingencies

Stockholders' Equity / (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,174,000 and 974,000 shares issued and outstanding, respectively	1,174	974
Additional paid-in capital	59,621	33,821
Deficit accumulated during the development stage	(61,821)	(48,304)
Total Stockholders' Equity / (Deficiency)	(1,026)	(13,509)

Total Liabilities and Stockholders' Equity / (Deficiency)	$5,852	$0

See accompanying notes to audited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		For the Period from December 17, 1999 (inception)
	2009	2008	December 31, 2009

Operating Expenses
Professional fees	12,450	12,610	67,585
General and administrative	8,667	7,017	20,948
Total Operating Expenses	21,117	19,627	88,533

Loss from Operations	(21,117)	(19,627)	(88,533)

Other Income (Expense)
Merger break up fee	7,600	-	27,600
Interest Expense	-	-	(888)
Total Other Income (Expense)	7,600	-	26,712

Provision for Income Taxes	-	-	-

Net Loss	$(13,517)	$(19,627)	$(61,821)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,043,041	974,000

See accompanying notes to audited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity / (Deficiency)
For the period from December 17, 1999 (inception) to December 31, 2009

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	$-	974,000	$974	$27,821	$(26,836)	$-	$1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31 2008	-	-	-	-	-	(19,627)	-	(19,627)

Balance, December 31, 2008	-	-	974,000	974	33,821	(48,304)	-	(13,509)

Stock issued for cash	-	-	200,000	200	19,800	-	-	20,000

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(13,517)	-	(13,517)

Balance, December 31, 2009	-	$-	1,174,000	$1,174	$59,621	$(61,821)	$-	$(1,026)

See accompanying notes to audited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		For the Period from December 17, 1999 (inception) to
	2009	2008	December 31, 2009
Cash Flows From Operating Activities:
Net Loss	$(13,517)	$(19,627)	$(61,821)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	6,000	6,000	22,395
Changes in operating assets and liabilities:
Increase in accounts payable	(6,631)	13,509	6,878
Net Cash Used In Operating Activities	(14,148)	(118)	(32,548)

Cash Flows From Financing Activities:
Proceeds from stockholders	-	-	15,000
Repayment of stockholder loans	-	-	(15,000)
Proceeds from issuance of common stock	20,000	-	38,400
Net Cash Provided by Financing Activities	20,000	-	38,400

Net Increase / (Decrease) in Cash	5,852	(118)	5,852

Cash at Beginning of Period/Year	-	118	-

Cash at End of Period/Year	$5,852	$-	$5,852

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$888
Cash paid for taxes	$-	$-	$-

See accompanying notes to audited financial statements

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2009 and 2008, respectively, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

Expected income tax recovery (expense) at the statutory	$(4,840)	$(7,029)
rate of 34%
Tax effect of expenses that are not deductible for income tax	2,149	2,149
purposes (net of other amounts deductible for tax purposes)
Change in valuation allowance	2,692	4,880
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2009	2008
Deferred income tax asset:
Net operating loss carryforwards	$17,841	$15,149
Valuation allowance	(17,841)	(15,149)
Deferred income taxes	$-	$-

As of December 31, 2009 and 2008, the Company has a net operating loss carry forward of    approximately $49,821 and $42,304, available to offset future taxable income through 2029. The valuation allowance at December 31, 2009 and 2008 was $17,841 and $15,149.  The net change in the valuation allowance for the period ended December 31, 2009 and 2008 was an increase of $2,692 and $4,880, respectively.

 (F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company recognized revenue on arrangements in accordance with FASB Codification Topic 605, “Revenue Recognition” (“ASC Topic 605”).  Under ASC Topic 605, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
(H) Reclassification

Certain amounts from prior period have been reclassified to conform to the current period presentation.

(I) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable approximate their fair value due to relatively short period to maturity for these instruments.

(J) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

NOTE 2	STOCKHOLDERS’ EQUITY/ (DEFICIENCY)

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

(D) In-Kind Contribution

For the year ended December 31, 2009, the Company recorded additional paid-in capital of $6,000 for the fair value of services provided to the Company by its president.

During 2003, 2002, 2001, 2000 and 1999, the stockholder of the Company paid $79, $79, $79, $10,079 and $79, respectively, of operating expenses on behalf of the Company (See Note 3).

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

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

For the year ended December 31, 2009, the Company recorded additional paid-in capital of $6,000 for the fair value of services provided to the Company by its president (See Note 2(D)).

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

On January 31, 2009 the Company entered into a non-binding letter of intent with GHG Trading Platforms.  On March 25, 2009, the Company, entered into a stock purchase agreement and share exchange agreement with GHG Trading Platforms, Inc.  The Company will receive $20,000 of cash in connection with the sale in exchange for 90% of Company’s total issued and outstanding shares.  The Company received $5,000 on April 16, 2009 and $2,600 on May 20, 2009.  As of December 31, 2009, the letter of intent has expired and the company recorded $7,600 as other income..

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008
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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $61,821 for the period from December 17, 1999 (inception) to December 31, 2009, a working capital and stockholders’ deficiency of $1,026 and has a negative cash flow from operations of $32,548 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of March 23, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Colette Kim	35	President/Secretary/Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2009.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics  was filed as an exhibit to our December 31, 2008 Form 10-K.

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

Name	Number of Total Shares	% of Shareholdings

Colette Kim	400,000	34.07%

Peter Goldstein	400,000	34.07%

Officers and Directors as a Group (1)	400.000	34.07%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $7,085 and $6,245 for professional services rendered for the audit and review of our financial statements filed with the Securities and Exchange Commission.

Audit-Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal year ended December 31, 2009 and 2008, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2009 and 2008.

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

On March 31, 2009 we filed a Form 8-K for the share exchange with GHG Trading

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

Dated: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Colette Kim	President, Secretary and Director	March 29, 2010
Colette Kim