Form 10-Q
period 2010-03-31
EQUITY VENTURES GROUP, INC.
filed 2010-05-28
CIK 1298327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 24, 2010: 1,174,000 shares of common stock.

EQUITY VENTURES GROUP, INC.

FORM 10-Q

March 31, 2010

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO MARCH 31, 2010 (UNAUDITED)

PAGES	5- 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$4,978	$5,852
Total Assets	$4,978	$5,852

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts payable	$11,956	$6.878
Total Liabilities	11,956	6,878

Commitments and Contingencies

Stockholders' Equity / (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,174,000 and 974,000 shares issued and outstanding, respectively	1,174	1,174
Additional paid-in capital	61,121	59,621
Deficit accumulated during the development stage	(69,273)	(61,821)
Total Stockholders' Equity / (Deficiency)	(6,978)	(13,509)

Total Liabilities and Stockholders' Equity / (Deficiency)	$4,978	$5,582

See accompanying notes to condensed unaudited financial statements.

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from December 17, 1999 (inception) March 31,
	2010	2009	2010

Operating Expenses
Professional fees	5,496	2,216	73,081
General and administrative	1,956	2,229	22,904
Total Operating Expenses	7,452	4,445	95,985

Loss from Operations	(7,452)	(4,445)	(95,985)

Other Income (Expense)
Merger break up fee	-	-	27,600
Interest Expense	-	-	(888)
Total Other Income (Expense)	-	-	26,712

Provision for Income Taxes	-	-	-

Net Loss	$(7,452)	$(4,445)	$(69,273)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,174,000	974,000

See accompanying notes to condensed unaudited financial statements.

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity / (Deficiency)
For the period from December 17, 1999 (inception) to March 31, 2010
(Unaudited)

						Deficit
	Preferred stock $.001 Par Value		Common stock $.001 Par Value		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	$-	974,000	$974	$27,821	$(26,836)	$-	$1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31 2008	-	-	-	-	-	(19,627)	-	(19,627)

Balance, December 31, 2008	-	-	974,000	974	33,821	(48,304)	-	(13,509)

Stock issued for cash	-	-	200,000	200	19,800	-	-	20,000

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(13,517)	-	(13,517)

Balance, December 31, 2009	-	$-	1,174,000	$1,174	$59,621	$(61,821)	$-	$(1,026)

In-kind contribution	-	-	-	-	1,500	-	-	1,500

Net loss for the three months March 31, 2010	-	-	-	-	-	(7,452)	-	(7,452)

Balance, March 31, 2010	-	-	1,174,000	1,174	61,121	(69,273)	-	(6,978)

See accompanying notes to condensed unaudited financial statements.

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the Period from December 17, 1999 (inception) to March 31,
	2010	2009	2010
Cash Flows From Operating Activities:
Net Loss	$(7,452)	$(4,445)	$(69,273)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	1,500	1,500	23,895
Changes in operating assets and liabilities:
Increase in accounts payable	5,078	2,945	11,956
Net Cash Used In Operating Activities	(874)	-	(33,422)

Cash Flows From Financing Activities:
Proceeds from stockholders	-	-	15,000
Repayment of stockholder loans	-	-	(15,000)
Proceeds from issuance of common stock	-	-	38,400
Net Cash Provided by Financing Activities	-	-	38,400

Net Increase / (Decrease) in Cash	(874)	-	4,978

Cash at Beginning of Period/Year	5,852	-	-

Cash at End of Period/Year	$4,978	$-	$4,978

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$888
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2010, and 2009 respectively, there were no common share equivalents outstanding.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

(J) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

(D) In-Kind Contribution

For the three months ended March 31, 2010, the Company recorded additional paid-in capital of $1,500 for the fair value of services provided to the Company by its president.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

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

NOTE 3      RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010, the Company recorded additional paid-in capital of $1,500 for the fair value of services provided to the Company by its president (See Note 2(D)).

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
AS OF MARCH 31, 2010
(UNAUDITED)

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matures on August 2, 2007.

On November 13, 2007 the $15,000 loan plus $888 of accrued interest was repaid.

NOTE 4      LETTER OF INTENT

On January 31, 2009 the Company entered into a non-binding letter of intent with GHG Trading Platforms Inc.  On March 25, 2009, the Company, entered into a stock purchase agreement and share exchange agreement with GHG Trading Platforms, Inc.  The Company will receive $20,000 of cash in connection with the sale in exchange for 90% of Company’s total issued and outstanding shares.  The Company received $5,000 on April 16, 2009 and $2,600 on May 20, 2009.  As of December 31, 2009, the letter of intent has expired and the company recorded $7,600 as other income..

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

NOTE 5      GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a net loss of $69,273 for the period from December 17, 1999 (inception) to March 31, 2010, a working capital and stockholders’ deficiency of $6,978 and has a negative cash flow from operations of $33,422 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through March 31, 2010. From inception through the period ended March 31, 2010, we recognized a net loss from operations of $69,273. For the three months ended March 31, 2010, we recognized a net loss from operations of $7,452. Expenses for the three months were comprised of costs mainly associated with legal, accounting and office.

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

Liquidity and Capital Resources

At March 31, 2010, we had cash balance of $11,978. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

In June 2009, the FASB issued FASB Accounting Standards Codification No. 860, Transfers and Servicing.  FASB Accounting Standards Codification No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  FASB Accounting Standards Codification No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The adoption of FASB Accounting Standards Codification No. 860 did not have a marginal effect on the Company’s financial statements.

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

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Colette Kim, our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Colette Kim concluded that our disclosure controls and procedures were effective as of March 31, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

None.

Item 5. Other Information.

None

Item 6. Exhibits

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

EQUITY VENTURES GROUP, INC.

Date: May 28, 2010	By:	/s/ Colette Kim
Colette Kim
President, Secretary and Director