Form 10-Q
period 2010-06-30
EQUITY VENTURES GROUP, INC.
filed 2010-08-23
CIK 1298327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010: 1,174,000 shares of common stock.

EQUITY VENTURES GROUP, INC.

FORM 10-Q

June 30, 2010

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD FROM DECEMBER17, 1999 (INCEPTION) TO JUNE 30 , 2010 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FOR THE PERIOD FROM DECEMBER 17, 1999 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED)

PAGES	5- 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$7,477	$5,852
Total Assets	$7,477	$5,852

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIENCY)

Current Liabilities
Accounts payable	$14,930	$6,878
Deposit	2,500	-
Total Liabilities	17,430	6,878

Commitments and Contingencies

Stockholders' Equity / (Deficiency)
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
1,174,000 and 1,174,000 shares issued and outstanding, respectively	1,174	1,174
Additional paid-in capital	62,621	59,621
Deficit accumulated during the development stage	(73,748)	(61,821)
Total Stockholders' Equity / (Deficiency)	(9,953)	(1,026)

Total Liabilities and Stockholders' Equity / (Deficiency)	$7,477	$5,852

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 17, 1999 (Inception)
	2010	2009	2010	2009	June 30, 2010

Operating Expenses
Professional fees	$2,505	$6,359	$8,001	$8,575	$75,586
General and administrative	1,970	2,529	3,926	4,758	24,874
Total Operating Expenses	4,475	8,888	11,927	13,333	100,460

Loss from Operations	(4,475)	(8,888)	(11,927)	(13,333)	(100,460)

Other Income (Expense)
Merger break up fee	-	7,600	-	7,600	27,600
Interest Expense	-	-	-	-	(888)
Total Other Income (Expense)	-	7,600	-	7,600	26,712

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(4,475)	$(1,288)	$(11,927)	$(5,733)	$(73,748)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	1,174,000	974,000	1,174,000	974,000

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity / (Deficiency)
For the period from December 17, 1999 (Inception) to June 30, 2010
(Unaudited)

						Deficit
	Preferred stock $.001 Par Value		Common stock $.001 Par Value		Additional	accumulated during		Total
					paid-in	development	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Receivable	Deficiency

Balance December 16, 1999 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	-	-	79	-	-	79

Net loss for the period December 17, 1999 (inception to December 31, 1999)	-	-	-	-	-	(79)	-	(79)

Balance December 31, 1999	-	-	1,000,000	1,000	79	(79)	-	1,000

Common stock issued for subscription receivable ($0.001 per share)	-	-	1,500,000	1,500	-	-	(1,500)	-

In-kind contribution	-	-	-	-	10,079	-	-	10,079

Net loss, 2000	-	-	-	-	-	(11,029)	-	(11,029)

Balance December 31, 2000	-	-	2,500,000	2,500	10,158	(11,108)	(1,500)	50

In-kind contribution	-	-	-	-	79	-	-	79

Stock subscription cancelled	-	-	(1,500,000)	(1,500)	-	-	1,500	-

In-kind contribution of stock	-	-	(200,000)	(200)	200	-	-	-

Net loss, 2001	-	-	-	-	-	(129)	-	(129)

Balance December 31, 2001	-	-	800,000	800	10,437	(11,237)	-	-

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2002	-	-	-	-	-	(79)	-	(79)

Balance December 31, 2002	-	-	800,000	800	10,516	(11,316)	-	-

Common stock issued for cash ($0.10 per share)	-	-	174,000	174	17,226	-	-	17,400

In-kind contribution	-	-	-	-	79	-	-	79

Net loss, 2003	-	-	-	-	-	(1,094)	-	(1,094)

Balance December 31, 2003	-	-	974,000	974	27,821	(12,410)	-	16,385

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2004	-	-	-	-	-	(5,988)	-	(5,988)

Balance December 31, 2004	-	-	974,000	974	27,821	(18,398)	-	10,397

In-kind contribution	-	-	-	-	-	-	-	-

Net loss, 2005	-	-	-	-	-	(8,438)	-	(8,438)

Balance, December 31, 2005	-	-	974,000	974	27,821	(26,836)	-	1,959

Net loss, 2006	-	-	-	-	-	(10,235)	-	(10,235)

Balance, December 31, 2006	-	-	974,000	974	27,821	(37,071)	-	(8,276)

Net Income, 2007	-	-	-	-	-	8,394	-	8,394

Balance, December 31, 2007	-	-	974,000	974	27,821	(28,677)	-	118

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31 2008	-	-	-	-	-	(19,627)	-	(19,627)

Balance, December 31, 2008	-	-	974,000	974	33,821	(48,304)	-	(13,509)

Stock issued for cash	-	-	200,000	200	19,800	-	-	20,000

In-kind contribution	-	-	-	-	6,000	-	-	6,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(13,517)	-	(13,517)

Balance, December 31, 2009	-	-	1,174,000	1,174	59,621	(61,821)	-	(1,026)

In-kind contribution	-	-	-	-	3,000	-	-	3,000

Net loss for the six months June 30, 2010	-	-	-	-	-	(11,927)	-	(11,927)

Balance, June 30, 2010	-	$-	1,174,000	$1,174	$62,621	$(73,748)	$-	$(9,953)

See accompanying notes to condensed unaudited financial statements

Equity Ventures Group, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the Period from December 17, 1999 (Inception) to
	2010	2009	June 30, 2010
Cash Flows From Operating Activities:
Net Loss	$(11,927)	$(5,733)	$(73,748)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	3,000	3,000	25,395
Changes in operating assets and liabilities:
Increase in deposits	2,500	-	2,500
Increase in accounts payable	8,052	2,733	14,930
Net Cash Provided by/Used In Operating Activities	1,625	-	(30,923)

Cash Flows From Financing Activities:
Proceeds from stockholders	-	-	15,000
Repayment of stockholder loans	-	-	(15,000)
Proceeds from issuance of common stock	-	-	38,400
Net Cash Provided by Financing Activities	-	-	38,400

Net Increase in Cash	1,625	-	7,477

Cash at Beginning of Period/Year	5,852	-	-

Cash at End of Period/Year	$7,477	$-	$7,477

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$888
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2010, and 2009 respectively, there were no common share equivalents outstanding.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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
AS OF JUNE 30, 2010
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

(D) In-Kind Contribution

For the six months ended June 30, 2010, the Company recorded additional paid-in capital of $3,000 for the fair value of services provided to the Company by its president.

EQUITY VENTURES GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
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

NOTE 3   RELATED PARTY TRANSACTIONS

For the six  months ended June 30, 2010, the Company recorded additional paid-in capital of $3,000 for the fair value of services provided to the Company by its president (See Note 2(D)).

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
AS OF JUNE 30, 2010
(UNAUDITED)

During 2006, the Company received $10,000 from a principal stockholder. Pursuant to the terms of the loan, the advance bears interest at 7%, is unsecured and matured on August 2, 2007.

On November 13, 2007 $15,000 in stockholder loans plus $888 of accrued interest was repaid.

NOTE 4           LETTER OF INTENT

On June 23, 2010 the Company entered into a non-binding letter of intent with Mercury Therapeutics.  Pursuant to the letter of intent, the Company received a $2,500 refundable deposit in consideration for exclusivity on this transaction.  The parties are required to enter into a definitive agreement no later than August 31, 2010.  At which time an additional $5,000 will be due in exchange for 94% of the Company’s issued and outstanding shares.

On January 31, 2009 the Company entered into a non-binding letter of intent with GHG Trading Platforms.  On March 25, 2009, the Company, entered into a stock purchase agreement and share exchange agreement with GHG Trading Platforms, Inc.  The Company would receive $20,000 of cash in connection with the sale in exchange for 90% of Company’s total issued and outstanding shares.  The Company received $5,000 on April 16, 2009 and $2,600 on May 20, 2009.  As of December 31, 2009, the letter of intent expired and the company recorded $7,600 as other income..

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

NOTE 5           GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with no operations, has a net loss of $73,748 for the period from December 17, 1999 (inception) to June 30, 2010, a working capital and stockholders’ deficiency of $9,953 and has a negative cash flow from operations of $30,923 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through June 30, 2010. From inception through the period ended June 30, 2010, we recognized a net loss from operations of $73,748. For the three months ended June 30, 2010, we recognized a net loss from operations of $4,475. Expenses for the three months were comprised of costs mainly associated with legal, accounting and office.

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

Liquidity and Capital Resources

At June 30, 2010, we had cash balance of $7,477. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying condensed unaudited financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 1. Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed & Reserved)

None.

Item 5. Other Information

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

EQUITY VENTURES GROUP, INC.

Date: August 23, 2010	By:	/s/ Colette Kim
Colette Kim
President, Secretary and Director